Form 10-Q
period 1998-09-30
UNITED WISCONSIN SERVICES INC
filed 1998-11-13
CIK 1062780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 1-14177

                         UNITED WISCONSIN SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        WISCONSIN                                             39-1931212
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

401 WEST MICHIGAN STREET, MILWAUKEE, WISCONSIN               53203-2896
   (Address of principal executive offices)                  (Zip Code)

                                 (414) 226-6900
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock outstanding as of October 31, 1998 was 16,573,202.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                September 30,          December 31,
                                                    1998                  1997
                                                -------------          ------------
                                                 (000's omitted, except share data)
ASSETS

Current Assets:

    Cash and cash equivalents                      $ 27,679          $ 17,033
    Investments--available for sale                 147,879           151,653
    Due from affiliates                               5,470               313
    Other receivables                                59,608            53,753
    Prepaid and other current assets                 10,608             7,304
                                                   --------          --------
          Total Current Assets                      251,244           230,056

Investments--held to maturity                         7,783             7,893
Property and equipment, net                           8,658             6,978
Goodwill and other intangible assets, net             5,301             5,005
Other noncurrent assets                              16,728            16,324
                                                   --------          --------
Total Assets                                       $289,714          $266,256
                                                   --------          --------
                                                   --------          --------

             See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                        September 30,         December 31,
                                                                            1998                  1997
                                                                        -------------         ------------
                                                                      (000's omitted, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Medical and other benefits payable                                   $  69,327           $  60,724
    Advance premiums                                                        31,021              24,060
    Due to affiliates                                                        4,933               3,867
    Payables and accrued expenses                                           19,333              20,926
    Other current liabilities                                               10,133               7,745
                                                                         ---------           ---------
          Total Current Liabilities                                        134,747             117,322

Long-Term Debt - Affiliates                                                 70,000                   -
Other noncurrent liabilities                                                26,279              25,318
                                                                         ---------           ---------
          Total Liabilities                                                231,026             142,640

Shareholders' Equity:

    Preferred stock (no par value, 1,000,000 shares authorized)                  -                   -
    Common stock (no par value, no stated value,
        50,000,000 shares authorized, 16,573,202 and
        16,509,578 issued and outstanding at September 30,
        1998 and December 31, 1997, respectively)                                -                   -
    Investments by and advances from AMSG                                        -             120,405
    Paid-in capital                                                         11,423                   -
    Retained earnings                                                       47,355                   -
    Unrealized gain (loss) on investments available for sale                   (90)              3,211
                                                                         ---------           ---------
          Total Shareholders' Equity                                        58,688             123,616
                                                                         ---------           ---------

Total Liabilities and Shareholders' Equity                               $ 289,714           $ 266,256
                                                                         ---------           ---------
                                                                         ---------           ---------

             See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                          --------------------------          --------------------------
                                                            1998              1997              1998              1997
                                                          --------          --------          --------          --------
                                                                                    (000's omitted)
Revenues:

    Insurance premiums                                    $153,738          $141,127          $452,340          $414,887
    Net investment results                                   3,580             6,659            13,540            17,331
    Other revenue                                            7,775             6,693            22,153            20,044
                                                          --------          --------          --------          --------
          Total Revenues                                   165,093           154,479           488,033           452,262

Expenses:

    Medical and other benefits                             132,194           123,776           385,902           359,539
    Selling, general and administrative expenses            25,255            23,453            75,929            70,656
    Profit sharing on provider arrangements                    674             1,073             2,087             2,261
    Interest expense                                           254                 -               254                 -
    Amortization of goodwill and intangibles                   112                86               327               967
                                                          --------          --------          --------          --------
          Total Expenses                                   158,489           148,388           464,499           433,423
                                                          --------          --------          --------          --------

Income before Income Taxes                                   6,604             6,091            23,534            18,839

Income Tax Expense                                           2,513             2,232             9,028             7,093
                                                          --------          --------          --------          --------
Net Income                                                $  4,091          $  3,859          $ 14,506          $ 11,746
                                                          --------          --------          --------          --------
                                                          --------          --------          --------          --------

             See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                           ------------------------------
                                                                              1998                1997
                                                                           ---------           ----------
                                                                                    (000's omitted)
Cash Flows - Operating Activities:

    Net Income from operations                                             $  14,506           $  11,746
        Adjustments to reconcile net income from operations
            to net cash provided by operating activities:
           Depreciation and amortization                                       1,848               2,183
           Realized investment gains                                          (6,340)            (10,134)
           Deferred income tax expense (benefit)                                 149                (899)
           Changes in operating accounts:
                 Other receivables                                            (5,358)              4,016
                 Medical and other benefits payable                            7,174                 517
                 Advance premiums                                              6,961               2,766
                 Due to/from affiliates                                       (4,091)             10,707
                 Other, net                                                   (3,487)            (10,960)
                                                                           ---------           ----------
                        Net Cash Provided by Operating Activities             11,362               9,942

Cash Flows - Investing Activities:

    Purchases of available for sale investments                             (164,753)           (153,126)
    Proceeds from sale of available for sale investments                     164,573             151,982
    Proceeds from maturity of available for sale investments                   5,575               7,535
    Purchases of held to maturity investments                                   (313)               (417)
    Proceeds from maturity of held to maturity investments                       335                 513
                                                                           ---------           ----------
                        Net Cash Provided By Investing Activities              5,417               6,487

Cash Flows - Financing Activities:

    Decrease in investments by and advances from AMSG                         (6,133)            (10,405)
                                                                           ---------           ----------
                        Net Cash Used in Financing Activities                 (6,133)            (10,405)

Cash and Cash Equivalents:
    Increase during period                                                    10,646               6,024
    Balance at beginning of year                                              17,033              19,147
                                                                           ---------           ----------
                        Balance at End of Period                           $  27,679           $  25,171
                                                                           ---------           ----------
                                                                           ---------           ----------


             See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

Note A. Creation and Basis of Presentation

On May 27, 1998, the Board of Directors of American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.) approved a formal plan to spin off its managed care companies and specialty business to its shareholders. The spin off involved the creation of a new corporation originally named Newco/UWS, Inc. and subsequently renamed United Wisconsin Services, Inc. ("UWS") and the distribution of one share of common stock of UWS on September 25, 1998 (Distribution Date) for each share of AMSG common stock held as of September 11, 1998 (Record Date). AMSG has received a private letter ruling from the Internal Revenue Service that the spin off is tax free to AMSG, UWS and their shareholders.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the years ending December 31, 1998 and 1997. These interim consolidated financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 1997 and footnotes thereto included in the Newco/UWS, Inc. Form 10 Registration Statement, as amended.

Certain estimates, assumptions and allocations were made in preparing the interim consolidated financial statements in order to provide the results of operations, financial positions or cash flows that would have existed had UWS been a separate, independent company.

Note B. Net Income Per Share

Historical earnings per share ("EPS") have been omitted since UWS was not an independent, publicly owned company with a capital structure of its own for any of the fiscal periods presented in the accompanying Consolidated Statement of Income.

Note C.  Pro Forma Financial Information (Unaudited)

UWS became an independent, publicly owned company on September 25, 1998 as a result of the spin off from AMSG. In conjunction with the Distribution of assets pursuant to the spin off, UWS assumed a $70 million note obligation to Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"). The assumption of debt was effective September 11, 1998. The following unaudited pro froma information presents a summary of the effect on net income as if the spin off had occurred at the beginning of the respective periods:


                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                      --------------------------------          --------------------------------
                                                          1998                1997                 1998                 1997
                                                      -----------          -----------          -----------          -----------
                                                               (000's omitted, except per share data)
Net income as reported                                $     4,091          $     3,859          $    14,506          $    11,746
Pro forma adjustment - interest expense, net                  634                  773                2,215                2,290
                                                      -----------          -----------          -----------          -----------
Pro forma net income                                  $     3,457          $     3,086          $    12,291          $     9,456
                                                      -----------          -----------          -----------          -----------
                                                      -----------          -----------          -----------          -----------

Pro forma basic weighted average
common shares (1)                                      16,571,502           16,448,225           16,544,721           16,403,129

Pro forma dilutive weighted average
common shares (2)                                      16,571,502           16,448,225           16,544,721           16,403,129

EPS as reported - basic and diluted (3)               $      0.25          $      0.23          $      0.88          $      0.72
                                                      -----------          -----------          -----------          -----------
                                                      -----------          -----------          -----------          -----------

Pro forma EPS - basic and diluted (4)                 $      0.21          $      0.19          $      0.74          $      0.58
                                                      -----------          -----------          -----------          -----------
                                                      -----------          -----------          -----------          -----------

(1) Pro forma EPS, are based on the pro forma weighted average number of shares of outstanding UWS common stock and dilutive common equivalent share from stock options, giving effect to the planned distribution of one share of UWS stock for each share of AMSG common stock. Pro forma dilutive common equivalent shares from stock options are stated at the historical UWS dilutive common equivalent share level.

(2) Pro forma calculations for dilutive securities assume that the price of the stock and the strike price of the options is the same for all periods as the values on the date of the spin off (September 25, 1998).

(3) Basic EPS, as reported, are computed by dividing net income as reported, by the pro forma weighted average number of common shares outstanding; as noted above, there is no dilutive effect on securities (2).

(4) Pro forma diluted EPS are computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding; as noted above, there is no dilutive effect on securities (2).

Options to purchase 2,232,356 shares as of September 30, 1998, were not included in the computation of earnings per diluted common share since the options' exercise prices were greater than the average market price of the outstanding common shares.

These unaudited pro forma results have been prepared for informational purposes only and include the adjustment to historical results, based on additional interest expense for the period from January 1, 1998 through September 11, 1998 and the nine months ended September 30, 1997, net of related income tax.

The unaudited pro forma financial information presented above does not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred at the beginning of the periods presented or of the future results of operations.

Note D. Recent Accounting Pronouncements

Effective January 1, 1998, UWS adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued by the Financial Accounting Standards Board (FASB) in June 1997. Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income from operations is stated below:


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                               ---------------------------          --------------------------
                                                  1998               1997              1998              1997
                                               --------           --------          --------           --------
                                                                        (000's omitted)
Net income per Statement of Income             $  4,091           $  3,859          $ 14,506           $ 11,746
Unrealized gain (loss) on investments            (1,337)               557            (3,301)                80
                                               --------           --------          --------           --------

Comprehensive income                           $  2,754           $  4,416          $ 11,205           $ 11,826
                                               --------           --------          --------           --------
                                               --------           --------          --------           --------

Accumulated effect of comprehensive income was $(0.1) million and $3.2 million on 9/30/98 and 12/31/97, respectively.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and is not required to be adopted in interim financial reports during the first year of adoption. Adoption of this statement is not expected to have a material impact on UWS.

Note E. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1997 to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         UNITED WISCONSIN SERVICES, INC.

OVERVIEW

United Wisconsin Services, Inc. ("UWS") is a leading provider of managed health care services and employee benefit products, primarily in Wisconsin. UWS has two primary product lines: (i) Health Maintenance Organization ("HMO") products, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point-of-service ("POS") and other related products managed by Compcare, Valley and Unity, and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management and managed behavioral health services.

On May 27, 1998, the Board of Directors of American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.) approved a formal plan to spin off its managed care companies and specialty business to its shareholders. The spin off involved the creation of a new corporation originally named Newco/UWS, Inc. subsequently renamed United Wisconsin Services, Inc. ("UWS") and the distribution of one share of common stock of UWS on September 25, 1998 for each share of AMSG common stock held as of September 11, 1998 (Record Date). AMSG has received a private letter ruling from the Internal Revenue Service that the spin off is tax free to AMSG, UWS and their shareholders.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended September 30, 1998 increased 6.9% to $165.1 million from $154.5 million for the three months ended September 30, 1997. On a year-to-date basis, total revenues increased 7.9% to $488.0 million from $452.3 million for the nine months ended September 30, 1997. These increases were due primarily to increased membership in a majority of the product lines and general premium increases.

     HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended September 30, 1998 increased 8.8% to $131.7 million from $121.0 million for the three months ended September 30, 1997. Average HMO medical premium per member for the three months ended September 30, 1998 increased 5.9% from the same period in the prior year. The average number of HMO medical members for the three months ended September 30, 1998 increased 2.3% to 299,130 from 292,343 for the three months ended September 30, 1997.

     HMO health services revenues for the nine months ended September 30, 1998 increased 8.6% to $386.4 million from $355.8 million for the same period in the prior year. Average HMO medical premium per member for the nine months ended September 30, 1998 increased 4.2% from the same period in the prior year, primarily due to general premium increases. The average number of HMO medical members for the nine months ended September 30, 1998 increased 4.0% to 295,981 from 284,658 for the same period in the prior year.

     Health services revenues for specialty managed care products and services for the three months ended September 30, 1998 increased 13.0% to $34.9 million from $30.9 million for the three months ended September 30, 1997. Health services revenues for specialty managed care products and services for the nine months ended September 30, 1998 increased 10.9% to $101.1 million from $91.1 million for the nine months ended September 30, 1997. This increase was due primarily to an increase in general membership in both periods.

     NET INVESTMENT RESULTS -- Investment results include investment income and realized gains on investments. Investment results for the three months ended September 30, 1998 decreased 46.2% to $3.6 million from $6.7 million for the three months ended September 30, 1997. On a year-to-date basis, investment results decreased 21.9% to $13.5 million from $17.3 million for the same period in the prior year. Average annual investment yields, excluding net realized gains, were 5.3% for the three months ended September 30, 1998 and 6.0% for the three months ended September 30, 1997. On a year-to-date basis, average investment yields, excluding net realized gains, were 5.5% and 5.7% for 1998 and 1997, respectively. Average invested assets for the three months ended September 30, 1998 decreased 3.4% to $181.3 million from $187.7 million for the three months ended September 30, 1997. On a year-to-date basis, average invested assets decreased 0.1% to $181.4 million compared to $183.2 million for the same period in 1997.

Investment gains are realized in the normal investment process in response to market opportunities. Realized gains for the three months ended September 30, 1998 were $1.3 million compared to $3.9 million for the three months ended September 30, 1997. On a year to date basis, realized gains were $6.3 million in 1998 compared to $10.1 million in 1997.

EXPENSE RATIOS

     LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 86.0% for the third quarter of 1998 compared with 87.7% for the third quarter of 1997. On a year-to-date basis, the consolidated loss ratio was 85.3% for the first nine months of 1998, compared with 86.7% for the first nine months of 1997. The consolidated loss ratio is influenced by the component loss ratio for each of UWS's primary product lines, as discussed below.

     The medical loss ratio for HMO products for the three months ended September 30, 1998 was 89.4%, compared with 91.3% for the three months ended September 30, 1997. On a year-to-date basis, the medical loss ratio for HMO products was 88.7%, compared with 90.1% for the same period in 1997. The decrease in the medical loss ratio in 1998 for HMO products is due primarily to provider recontracting with a continuing shift toward capitation in the southeastern Wisconsin HMO market. For the nine months ended September 30, 1998, approximately 55.7% of the medical benefits were provided under capitated arrangements compared to 48.6% during the comparable period in 1997.

     The loss ratio for the risk products within specialty managed care products and services for the three months ended September 30, 1998 was 71.3%, which was consistent with the three months ended September 30, 1997. On a year-to-date basis, the loss ratio for risk products within specialty managed care products and services was 70.7% compared with 71.3% for the same period in the prior year. The decrease is primarily attributable to improved results in the United Heartland worker's compensation block of business.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products for the third quarter of 1998 was 9.0%, compared with 8.8% for the third quarter of 1997. On a year-to-date basis, the SGA expense ratio for HMO products was slightly higher for 1998 at 9.3% compared to 9.2% for the same period in 1997.

     SGA expense ratio related to the risk products within specialty managed care products and services for the third quarter of 1998 was 25.0%, compared with 24.0% for the third quarter of 1997. On a year-to-date basis, SGA expense ratio for the risk products was 25.4% for 1998 compared with 23.4% for the same period in 1997. This increase was due to higher investments in improved system capabilities and enhancements and related system conversion and training costs, in addition to loss adjustment expenses recorded on the workers' compensation business which was transferred from the TPA unit.

     The operating expense ratio related to the service products within specialty managed care products and services for the third quarter of 1998 was 91.2%, compared with 97.7% for the third quarter of 1997. On a year-to-date basis, the operating expense ratio for the service products was 91.5% for the nine months ended September 30, 1998 compared with 98.0% for the same period in 1997. Those reductions in 1998 are primarily related to loss adjustment expenses previously recorded by the workers' compensation TPA unit to the workers' compensation risk products business.

OTHER EXPENSES

     Profit sharing on joint ventures was $0.7 million for the three months ended September 30, 1998 compared with $1.1 million for the three months ended September 30, 1997. On a year-to-date basis, profit sharing on provider arrangements was $2.1 million for the nine months ended September 30, 1998 and $2.3 million for the same period in 1997. These balances represent profit sharing expenses related to the Unity and Valley provider arrangements.

     Amortization of goodwill and other intangibles remained consistent at $0.1 million for the three months ended September 30, 1998 and 1997. On a year-to-date basis, amortization of goodwill and other intangibles totaled $0.3 million for 1998 compared with $1.0 million of amortization expense for the same period in 1997. The reduction is due to full amortization of certain intangibles.

NET INCOME FROM OPERATIONS

     Net income from operations for the three months ended September 30, 1998 increased 6.0% to $4.1 million from $3.9 million for the three months ended September 30, 1997. Net income from operations for the nine months ended September 30, 1998 increased 23.5% to $14.5 million from $11.7 million for the nine months ended September 30, 1997.

     UWS's effective tax rate was 38.1% for the three months ended September 30, 1998 compared with 36.6% for the three months ended September 30, 1997. On a year-to-date basis, UWS's effective tax rate was 38.4% for the nine months ended September 30, 1998, compared with 37.7% for the nine months ended September 30, 1997. UWS's effective tax rate fluctuates based upon the relative profitability of UWS's two product lines and the differing effective tax rate for each of those product lines.

SUMMARY OF OPERATING RESULTS AND STATISTICS

     Operating results and statistics for the two primary product groups are presented below for the periods indicated.


                                                              SEPTEMBER 30,
                                                              -------------
Membership at end of period:                              1998               1997
                                                          ----               ----
HMO products by business unit:
-----------------------------
    Compcare                                             174,027            172,606
    Valley                                                40,752             37,730
    Unity                                                 86,604             83,481
                                                         -------            -------
         Total HMO products membership                   301,383            293,817
                                                         -------            -------
                                                         -------            -------

Specialty managed care products and services:
--------------------------------------------
    UWG Life/AD&D                                        150,811            125,501
    Dental - HMO                                         168,528            169,271
    UWG Dental                                            12,160             13,133
    Disability                                           106,727             78,866
    Behavioral Health                                    969,892            857,898
    Workers' Compensation                                 53,365             55,747
                                                         -------            -------
         Total Specialty managed care
           products and services membership            1,461,483          1,300,416
                                                       ---------          ---------
                                                       ---------          ---------


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -----------------------           -----------------------
                                                                     1998             1997              1998             1997
                                                                     ----             ----              ----             ----
Health services revenues (as a percentage of the total):
    HMO products                                                     81.6%            81.9%            81.4%            81.8%
    Specialty managed care products and services
      Service Products                                                7.0%             6.7%             6.8%             6.8%
      Risk Products                                                  14.6%            14.1%            14.5%            14.1%
    Intercompany eliminations                                        (3.2%)           (2.7%)           (2.7%)           (2.7%)
                                                                    ------           ------           ------           ------

          Total                                                     100.0%           100.0%           100.0%           100.0%
                                                                    ------           ------           ------           ------
                                                                    ------           ------           ------           ------


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -----------------------           -----------------------
                                                                     1998             1997              1998             1997
                                                                     ----             ----              ----             ----
Operating statistics:
    HMO products:
      Medical loss ratio (1)                                         89.4%            91.3%            88.7%            90.1%
      Selling, general, & administrative
         expense ratio (2)                                            9.0%             8.8%             9.3%             9.2%
      Combined loss and expense ratio                                98.4%           100.1%            98.0%            99.3%


Specialty managed care products and services:
    Service products:
      Operating expense ratio*                                       91.2%            97.7%            91.5%            98.0%
    Risk products:
      Loss ratio (1)                                                 71.3%            71.3%            70.7%            71.3%
      Selling, general, & administrative
         expense ratio (2)                                           25.0%            24.0%            25.4%            23.4%
      Combined loss and expense ratio                                96.3%            95.3%            96.1%            94.7%


Consolidated:
      Loss ratio (1)                                                 86.0%            87.7%            85.3%            86.7%
      Net income margin (3)                                           2.5%             2.5%             3.0%             2.6%

(1)  Medical and other benefits as a percentage of premium revenue.

(2) Selling, general and administrative expenses as a percentage of premium revenue.

(3)  Net income as a percentage of total revenues.

* This business does not have insurance related risk associated with it.

      UWS's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

LIQUIDITY AND CAPITAL RESOURCES

UWS's sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. UWS's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

On a historical basis, UWS has generated positive cash flow from operations. For the nine months ended September 30, 1998, net cash provided by operating activities amounted to $11.4 million, compared with $9.9 million for the nine months ended September 30, 1997. The increase in cash flows from operations in 1998 compared to 1997 was due primarily to an increase in earnings, medical and other benefits payable and premium advances. Due to periodic cash flow requirements of certain subsidiaries, UWS made borrowings under its bank line of credit ranging up to $10.0 million during the first nine months of 1998 and $8.5 million during the first nine months of 1997 to meet short-term cash needs. No balance was outstanding at September 30, 1998 or at December 31, 1997.

UWS's investment portfolio consists primarily of investment grade bonds, Government securities and has a limited exposure to equity securities. At September 30, 1998, $126.4 million or 81.0% of UWS's total investment portfolio was invested in bonds compared with $127.8 million or 80.1% at December 31, 1997. The bond portfolio had an average quality rating by Moody's Investor Service of A1 and Aa3 at September 30, 1998 and December 31, 1997, respectively. The majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $0.6 million and $4.8 million at September 30, 1998 and December 31, 1997, respectively. UWS has no investments in mortgage loans, non-publicly traded securities (except for principal only strips of U. S. Government securities), real estate held for investment or financial derivatives.

From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of UWS's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of the balance sheet dates presented, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

In conjunction with the Distribution of assets pursuant to the spin off, UWS assumed a $70 million note obligation to Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"). The assumption of debt was effective September 11, 1998. The obligation and related debt service costs of $0.3 million, for the period subsequent to September 11, 1998, have been reflected in the accompanying interim consolidated financial statements.

In addition to internally generated funds and periodic borrowings on its bank line of credit, UWS believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

YEAR 2000 ISSUES

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     UWS has identified required modifications or replacements of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. UWS presently believes that with these modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated and will not pose significant operational problems. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of UWS.

     UWS's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, UWS has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of UWS's significant information technology systems could be affected, particularly the general ledger, billing and processing of medical claims. That assessment also indicated that software and hardware (embedded chips) used in building operations and office equipment (hereafter also referred to as non-IT systems) also are at risk. UWS does not believe that the Year 2000 Issue presents a material exposure as it relates to UWS's non-IT systems. In addition, UWS has inquired and gathered information about the Year 2000 readiness status of its significant suppliers and vendors and continues to monitor their readiness.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

     As of September 30, 1998, UWS is approximately 70% complete on the remediation phase for its information technology exposures. UWS also expects to complete software reprogramming and replacement no later than December 31, 1998. Once software is reprogrammed or replaced for a system, UWS will begin testing and implementation. These phases are expected to run concurrently for different systems. For all systems where UWS has completed the remediation phase, UWS has also completed the testing and implementation phases. For those systems where remediation is still underway, UWS expects to complete remediation, testing and implementation by March 1, 1999.

     The remediation phase of non-IT systems is nearly complete. Testing of remediated non-IT systems is approximately 65% complete. Once testing is complete, the non-IT systems are expected to be ready for immediate use. UWS expects to complete its remediation efforts, testing and implementation of affected non-IT systems by March 31, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

     UWS outsources and relies extensively on third party systems to process selected payroll, membership and claims processing functions, among others. UWS is in the process of working with third party vendors to ensure that their systems are Year 2000 ready. UWS is currently completing a claims system conversion for one of its units, which is expected to be complete by December 31, 1998. Upgrades and testing of the membership system for that same unit is expected by March 1, 1999. Based on discussions with these key vendors, UWS is of the understanding that the vendor systems utilized by UWS are or will be year 2000 ready.

     UWS has initiated formal communications with its systems processing vendors, government agencies and all large customers and providers using electronic interfaces to determine the extent to which UWS's interface systems are vulnerable to the failure of third parties to remediate Year 2000 Issues. UWS is not aware of any significant interface issues.

     UWS has surveyed its significant suppliers and subcontractors (external agents) that do not share information systems with UWS. To date, UWS is not aware of any external agent with a Year 2000 issue that would materially impact UWS's results of operations, liquidity, or capital resources. However, UWS has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact UWS. The effect of non-compliance by external agents is not determinable.

COST OF THE YEAR 2000 PROJECT

     UWS has utilized both internal and external resources to reprogram or replace, test and implement the software and non-IT systems for the Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.7 million and is being funded through operating cash flows. To date, UWS has incurred $0.5 million of identifiable costs related to all phases of the Year 2000 project. Remaining costs, to be incurred to complete the Year 2000 project, are estimated to approximate $0.2 million. An additional $6.1 million of costs were incurred to replace systems primarily the result of a service agreement expiration and to provide additional functionality. These replacements also included Year 2000 readiness but were not the result of acceleration due to Year 2000 Issues. In addition, UWS has capitalized $0.9 million and will capitalize an additional $0.2 million related to other functionality enhancing system upgrades which also provide Year 2000 readiness. A number of other repairs to current systems are covered by existing maintenance agreements and by normal upgrades and do not present incremental additional expense.

     Costs related to maintenance of existing computer hardware and software are expensed as incurred. Purchases of new hardware or software in replacement of non-compliant hardware or software and reprogramming costs are being capitalized in accordance with UWS's standard accounting practices.

RISKS ASSOCIATED WITH YEAR 2000

     UWS Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, UWS has not yet completed all necessary phases of the Year 2000 program. In the event that UWS is unable to complete the remaining phases, UWS would selectively be unable to bill and collect premiums, adjudicate medical and other claims, manage the utilization of medical services or perform actuarial determinations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect UWS. UWS could be subject to litigation on a loss of business in the event it failed to complete certain of the remaining remediation and implementation steps. The amount of any potential liability and lost revenue cannot be reasonably estimated at this time. No provision for any such liability or lost revenue has been recorded.

CONTINGENCY PLANS

     UWS is developing contingency plans for certain critical applications and is working on such plans with major data center vendors. These contingency plans are being developed in the event the system conversions and their functionality or the readiness of Year 2000 are not completed on a timely basis. These contingency plans involve, among other actions, manual workarounds, reducing claim inventories prior to December 31, 1999, and adjusting staffing strategies.

FORWARD LOOKING STATEMENTS

This report contains certain forward looking statements with respect to the financial condition, results of operation and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward looking statements. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, rising health care costs, economic and business conditions and competition in the managed care industry, development of claims reserves, developments in health care reform and other regulatory issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Intractions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to UWS at this time.

PART II.  OTHER INFORMATION


                         UNITED WISCONSIN SERVICES, INC.

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                    10.1 United Wisconsin Services, Inc. Equity Incentive Plan,
                         as revised effective September 11, 1998.

                    10.2 Amendment to Employee Benefits Agreement between United
                         Wisconsin Services, Inc. and Newco/UWS, Inc. effective September 21, 1998.

           (b)    Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   11/13/98
     ----------------------

                                  UNITED WISCONSIN SERVICES, INC.


                                            /s/ C. Edward Mordy
                                  -------------------------------------------
                                              C. Edward Mordy
                                   Vice President and Chief Financial Officer
                                       (Principal Financial Officer and
                                           Chief Accounting Officer)

                       UNITED WISCONSIN SERVICES, INC.
                               INDEX TO EXHIBITS


Exhibit
Number               Document Description
-------              --------------------

 10.1          United Wisconsin Services, Inc. Equity
               Incentive Plan, as revised effective
               September 11, 1998.

 10.2 Amendment to Employee Benefits Agreement between United Wisconsin Services, Inc. and
               Newco/UWS, Inc. effective September 21, 1998.