Form 10-K405
period 1998-12-31
UNITED WISCONSIN SERVICES INC
filed 1999-03-30
CIK 1062780

==============================================================================

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ----------------------

                                      FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                              COMMISSION FILE NUMBER 1-14177

                               UNITED WISCONSIN SERVICES, INC.
                     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WISCONSIN                               39-1931212
        (State of incorporation)                   (I.R.S. Employer
                                                  Identification No.)

         401 WEST MICHIGAN STREET
            MILWAUKEE, WISCONSIN                       53203-2896
    (Address of principal executive offices)           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 226-6900 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE
                                                 ON WHICH REGISTERED
             -------------------                ---------------------
          Common Stock, no par value            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of February 28, 1999, there were issued and outstanding 16,812,118 shares of Common Stock; the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $117,684,828 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  DOCUMENTS INCORPORATED BY REFERENCE
       Portions of United Wisconsin Services, Inc. Proxy Statement dated
                      April 15, 1999 (Part III)

==============================================================================

                       UNITED WISCONSIN SERVICES, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                     For the Year Ended December 31, 1998


                                                                       PAGE
                                                                       ----
PART I

Item 1   Business.......................................................  3
Item 2   Properties..................................................... 16
Item 3   Legal Proceedings.............................................. 17
Item 4   Submission of Matters to a Vote of Security Holders............ 17
Item 4a  Executive Officers of the Registrant........................... 17

PART II

Item 5   Market for Registrant's Common Equity.......................... 19
Item 6   Selected Consolidated Financial Data........................... 19
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... 21
Item 7a  Quantitative and Qualitative Disclosures about Market Risk..... 29
Item 8   Financial Statements and Supplementary Data.................... 30
Item 9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................... 62

PART III

Item 10  Directors and Executive Officers of the Registrant............. 62
Item 11  Executive Compensation......................................... 62
Item 12  Security Ownership of Certain Beneficial Owners
           and Management............................................... 62
Item 13  Certain Relationships and Related Transactions................. 62

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.................................................. 63
         Schedule II - Condensed Financial Information of Registrant.... 64
         Schedule IV - Reinsurance...................................... 67
         Schedule V - Valuation and Qualifying Accounts................. 68
Signatures.............................................................. 69
Index to Exhibits....................................................... 70

                                  PART I

ITEM 1. BUSINESS

GENERAL

     United Wisconsin Services, Inc. ("the Company" or "UWS") is a Wisconsin corporation organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of the Company's predecessor American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.). On May 27, 1998, the Board of Directors of AMSG approved a formal plan to contribute the managed care companies and specialty business and spin off UWS to its shareholders. The new corporation originally was named Newco/UWS, Inc., and subsequently renamed United Wisconsin Services, Inc. The spin off resulted in the distribution on September 25, 1998 of one share of common stock of UWS for each share of AMSG common stock held as of September 11, 1998 ("Record Date"). AMSG received a private letter ruling from the Internal Revenue Service that the spin off is tax free to AMSG, UWS and their shareholders.

     The Company's principal executive offices are located at 401 West Michigan Street, Milwaukee, Wisconsin 53203 and its telephone number at that address is (414) 226-6900. As used herein, the terms "the Company" or "UWS" include United Wisconsin Services, Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward looking information. The forward looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that the Company can duplicate its past performance or that expected future results will be achieved. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to achieve these results, including the effects of health care reform, the continuation and renewal of the Company's provider arrangements, and the effects of other general business conditions, including but not limited to, competition, medical cost trends, changes in reserve estimates, terms of provider contracts, premium rate changes, government regulation, capital requirements, resolution of Year 2000 issues, administrative costs, general economic conditions and the retention of key employees.

     The Company is a leading provider of managed health care services and employee benefit products sold primarily in Wisconsin, but also serves markets in 38 other states. The products and services offered by the Company comprise a broad range of group medical and related benefit products, which provide employers with cost effective solutions to their employee benefits needs. Managed health care services are delivered through health maintenance organization ("HMO") and point-of-service ("POS") products, as well as other related products that encourage or require the use of contracting providers. HMO and POS products help control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and capitated or discounted fee arrangements. The Company also offers various specialty products and services including prepaid dental care, group life and disability, workers' compensation products, managed care consulting, electronic claim transmission services, pharmaceutical management, managed behavioral health services and receivables management.

     Compcare Health Services Insurance Corporation ("Compcare"), a wholly owned subsidiary of the Company, was organized in 1971 and operates primarily in Southeastern Wisconsin. Compcare is Wisconsin's oldest and second largest HMO in terms of enrollment and premium revenues. Valley Health Plan, Inc. ("Valley"), an HMO in Northwestern Wisconsin, was acquired by the Company in 1992. Its major provider is Midelfort Clinic Ltd. ("Midelfort"). Unity Health Plans Insurance Corporation ("Unity"), an HMO serving Southwestern and
Central Wisconsin, was formed by the combination of HMO of Wisconsin
Insurance Corporation ("HMOW") and the business of U-Care HMO, Inc. ("U-Care"). HMOW and U-Care were purchased by the Company effective October 1, 1994. Community Physicians' Network, Inc. ("CPN") and the University of Wisconsin-Madison Medical Center, constitute the provider networks for Unity.

     The Company's HMO products are sold primarily by a salaried sales force to employers and other groups including Medicaid-eligible individuals throughout Wisconsin. Specialty products and services are sold through a variety of distribution channels to employer groups and providers in Wisconsin and throughout the United States.

     Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"), holds approximately 37.8% of the outstanding common stock of UWS as of December 31, 1998 and is the Company's largest shareholder.

THE COMPANY'S STRATEGY

     The Company believes current market conditions in health care favor companies that provide quality health care products and services, while ensuring meaningful cost containment for the buyer. The Company also believes there are significant niches offering opportunities for companies that are responsive to consumer demand for affordable health care. The Company is a managed care leader in Wisconsin due to the quality and extent of its provider network, the number of members, the breadth of its managed care product offerings and the pricing of those products. The Company also believes there are opportunities to develop or enhance specialty managed care products and services which will leverage the Company's expertise in the health care market. To take advantage of market opportunities, the Company has developed the following business strategy:

     - EMPHASIZE COST-EFFECTIVE ACCESS TO QUALITY HEALTH CARE OPTIONS. The Company believes that rising health care costs continue to cause buyers to seek cost-effective quality health care options for employees. The Company plans to focus on this demand through its HMO and specialty managed care products by offering a full range of products coupled with state-of-the-art managed care techniques and competitive administrative costs. The Company markets its "United 24" product in selected Wisconsin counties which combines health, disability and workers' compensation coverage into a single lower premium product.

     - PURSUE ACQUISITIONS AND DEVELOP STRATEGIC ALLIANCES. The Company intends to continue to pursue strategic acquisitions and alliances, including agreements with providers that it believes will complement or enhance its existing products and/or markets. Since 1996, the Company has expanded its HMO operations through two new start-up HMO's in the northern half of Wisconsin in a partnership arrangement with two major providers. The Company also recently completed the acquisitions of Intercare Network, Inc. ("Intercare") and Ladd Enterprises, Inc. ("Ladd"). Further, the Company believes that additional strategic alliances will enable the Company to provide additional products and services in its existing markets.

     - EXPAND GEOGRAPHICALLY. The Company intends to continue to expand its activities outside of its traditional areas of operation both inside and outside of Wisconsin. Compcare has continued to increase its market share in southeastern Wisconsin by expanding its provider networks in counties surrounding Milwaukee. The Company is executing its plan to expand Heartland Dental Plan, Inc. ("Heartland Dental"), its dental HMO product, to selected market territories in a number of states in the upper Midwest.
       The Company continues to expand its life and disability products through a brokerage sales effort in the upper Midwest. The workers' compensation product is being actively marketed in Iowa and Illinois, and the Company seeks additional opportunities to expand the workers' compensation business through acquisitions or strategic joint ventures. In addition, the Company may acquire other managed care companies or related lines of business in order to enter new markets both inside and outside of Wisconsin.

     - LEVERAGE BCBSUW RELATIONSHIP. When BCBSUW increases its ownership of the Company to approximately 51%, Compcare intends to license and use the Blue Cross and Blue Shield service marks with its products.
       The Company believes this licensing and use will give Compcare a marketing and sales advantage over its other managed care competitors in its markets. In addition, as a result of its affiliation with BCBSUW, including through the Service Agreements, the Company has access to BCBSUW's extensive database of health care claims information. The Company believes this database provides it with a competitive advantage since it is able to utilize the database to design, underwrite, price and administer its products more effectively. Given a stronger relationship with BCBSUW, the individual specialty businesses can expand their markets for specialty products and services to other blue cross and blue shield plans nationwide. The Company currently has business contracts with other blue cross and blue shield plans such as Empire Blue Cross, Blue Cross & Blue Shield of Arizona and Blue Cross &
       Blue Shield of Kansas.

HMO PRODUCTS

    PRODUCTS

    Compcare offers a variety of HMO and POS products throughout Wisconsin. POS products have become the coverage of choice for a number of employers as they provide a complete replacement for programs that include a preferred provider organization ("PPO") plan or both traditional indemnity and HMO coverages. Compcare offers its members a broad network of providers, which include all three of the major integrated health care systems in Southeastern Wisconsin.

     Valley offers the following plans: (i) the Group Plan, a comprehensive HMO plan; (ii) the Partner Plan, a traditional HMO plan which incorporates co-payments; (iii) POS products, which combines a traditional HMO plan and an out-of-network benefit with deductible and coinsurance; (iv) a Medicare Supplement product, which is designed to close the gap between health care costs incurred and government programs' allowed payments; (v) a small group product, combining managed care with deductibles and co-payments; and (vi) an HMO Medicaid plan, which is a comprehensive HMO plan for Medicaid recipients.

     Unity offers a comprehensive group plan, which incorporates some co-payments and deductibles, and a modified comprehensive group plan which incorporates co-payments and deductibles as well as coinsurance on certain benefits such as hospitalization and specialty care. Unity also offers an individual plan, including an in-area conversion plan, and a Medicare Supplement plan and markets POS plans with a wide variety of benefits.

     The POS plans provide significant incentives for its members to utilize the plans' managed care benefits and provide reduced benefits and increased deductibles and co-payments when services are rendered by providers outside of the POS network. In order to receive the higher level of benefits available within the network, a member must follow referral and prior authorization requirements by receiving care from a primary care physician within the network or be referred to a specialist by the primary care physician. These incentives lower the overall premium for the group, even though the POS premiums tend to be slightly higher than comparable traditional HMO products. POS plans provide a greater level of health care cost control than a traditional HMO or an indemnity plan. POS plans are sold generally as a complete replacement for an employer's HMO and indemnity offerings.

MARKETING AND CUSTOMERS

     Marketing HMO products generally is a two-step process. Presentations are made first to employers. Once selected by an employer, the Company then directly solicits members from the employee base. During periodic "open enrollments," when employees are permitted to change health care programs, the Company uses advertising and work site presentations to attract new members. Virtually all of the HMO employer group contracts are renewable annually.

     Significant factors in HMO selection by employers and employees include the composition of provider networks, quality of services, price, choice and scope of benefits and market presence. To the extent permitted by OCI and the federal government, the Company can offer an employer a wide spectrum of benefit options, including federally qualified and non-federally qualified products. To address rising health care costs, some employers now consider a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include HMO and POS plans, may either be self-funded or provided by third parties.

     As of December 31, 1998, HMO membership consisted of the following (in numbers of individuals):


                                 HMO        POS       MEDICAID       TOTAL
                                 ----------------------------------------
                                   COMMERCIAL
                                   ----------
Compcare....................... 104,367    38,969       31,701       175,037
Valley.........................  24,732    12,675        3,875        41,282
Unity..........................  67,161    15,974        4,789        87,924
                                -------    ------       ------       -------
                                196,260    67,618       40,365       304,243
                                -------    ------       ------       -------
                                -------    ------       ------       -------

     Trends in membership over the last several years have shown that there is strong growth in the Company's POS and Medicaid products, with slower growth in HMO membership.

     Compcare's operations in the six counties included in the Southeastern Wisconsin region comprise approximately 86% of its total membership. The remainder of Compcare's membership is spread throughout Wisconsin. Valley operates in a 15 county area in Western Wisconsin, and Unity operates in a 28 county area in Southwestern and Central Wisconsin. During 1996, the Company entered into two strategic partnerships to offer HMO products in Northern Wisconsin. Compcare Northwest is a partnership with the Duluth Clinic to bring managed care operations to the underserved rural market. Northwoods Health Plans, LLC is a joint venture formed with Howard Young Health Care, Inc., a leading provider of health care services in North Central Wisconsin. The Company believes that expansion efforts should contribute to increased enrollment by attracting new employer groups and by increasing penetration in existing employer groups. Effective July 1, 1999 the State of Wisconsin will implement BadgerCare, which offers affordable health care coverage to uninsured families with income below 185% of the federal poverty level. Coverage will be provided through the existing Medicaid network which utilizes HMO's throughout the State. The Company's HMO's will participate in providing health care coverage to BadgerCare participants.

     The following table identifies the top ten group contracts with the highest HMO earned premium for 1998:


                                                       PERCENTAGE OF
                                                       EARNED PREMIUMS
                                                           IN 1998
                                                       ----------------
State of Wisconsin....................................     12.3%
Medicaid..............................................     11.0
Federal Employee Health Benefits Program..............      4.1
Milwaukee County......................................      3.4
General Motors Corporation............................      2.9
Briggs and Stratton Corporation.......................      2.8
Milwaukee Public Schools..............................      2.5
Construction Worker Health Fund.......................      2.0
City of Milwaukee.....................................      2.0
Northwestern Mutual Life Insurance Company............      1.4
                                                        -------
     Subtotal.........................................     44.4
Other employer groups (2,847 in number)                    55.6
                                                        -------
                                                          100.0%
                                                        -------

     The HMOs have significant enrollment among federal, state and municipal government employees, as well as employees represented by collective bargaining units. The Company believes that health care will continue to be an important negotiating issue with organized labor groups and the reputation of the Company's HMOs are advantageous to its future marketing efforts.

     Through one of the Service Agreements, the Company utilizes BCBSUW's salaried sales force that as of December 31, 1998, consisted of 15 account representatives and customer relations personnel, 32 account executives, two agency managers, five agency consultants, and five sales directors, to market HMO products. The Company directly employs a sales staff of eight account executives, one sales director, one agency manager and two agency consultants who market products for Unity as well as BCBSUW.

     PROVIDERS

     Compcare, Valley and Unity contract with physicians and hospitals to provide medical services to their members. Members designate one physician in the network as their primary care provider and are required to seek non-emergency care from this physician.

     Compcare has an extensive provider network in Southeastern Wisconsin, which included 3,610 physicians as of December 31, 1998. Compcare is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee for the provision of health care services to its members. This network is augmented by individual physicians; hospitals and independent physician associations ("IPAs") affiliated with Milwaukee's largest hospitals. Providers outside of Milwaukee consist of multi-specialty clinics and hospitals. Ancillary services are provided under capitated arrangements through sub-networks including chiropractic, mental health, oral surgery, home care, durable medical equipment and vision. No single provider represents a material relationship in Compcare's provider network. Compcare's contracts with providers renew annually. Compcare considers its relationships with its provider networks to be good and has been able to renew its provider contracts on acceptable terms.

     Approximately 54.6% of Valley's medical and other benefits are provided under an arrangement with Midelfort and its affiliate, Luther Hospital, which the Company believes is the leading medical services provider in Eau Claire, Wisconsin. Arrangements with three smaller area clinics and five other hospitals provide a majority of the other Valley medical and other benefits. As of December 31, 1998, Valley's provider network consisted of 355 physicians. Approximately 79% of Valley's physician services are provided under the Midelfort arrangement. Valley has contracts with six hospitals (one of which is affiliated with Midelfort) which have provided a majority of Valley's hospital services. The relationship with Midelfort is generated by the Valley provider arrangement, which is renewable by the parties through December 31, 2002. Valley's contracts with its other providers renew annually. The Company considers its relationships with Midelfort and its other providers for Valley to be good and has been able to renew provider contracts on acceptable terms.

     Unity contracts with CPN, an IPA and University Health Care ("UHC"), an affiliate of the University of Wisconsin Hospital and Clinics, which together provide the majority of physician services for Unity's membership throughout its 28 county service area. The contracts with CPN and UHC are renewable through October 1, 2004. CPN and UHC collectively contract with approximately 570 primary care providers and 2,470 specialists and ancillary health care providers. In addition, Unity contracts directly with approximately 50 acute care and specialty care hospitals. CPN and UHC have renewed their provider contracts for 1999.

     Compcare, Valley and Unity manage the cost of health care provided to their members through the method of payment and risk-sharing programs with physician groups and hospitals and with their utilization management programs. The method of payment consists of a mixture of capitation, fee schedules and discounted fee-for-service arrangements. Capitation allows the payment of a fixed amount per member per month to providers, regardless of services provided, which stabilizes medical and dental costs. Capitation encourages providers to avoid unnecessary utilization of hospital, physician and ancillary health care services. For the year ended December 31, 1998, approximately 45.6%, 22.1% and 94.7% of Compcare's, Valley's and Unity's medical benefits, respectively, were provided under capitated arrangements.

     For certain medical providers, compensation for services is calculated on a discounted fee-for-service basis. Under this arrangement, the Company will reimburse physician groups for services rendered based upon negotiated fee schedules or usual and customary charges less an agreed upon discount. Hospitals may be reimbursed at a set per diem rate for each inpatient day, on a flat rate per procedure basis, or on a discounted charge basis. In fee-for-service arrangements, risks associated with utilization are retained by Compcare and Valley. However, such arrangements provide Compcare and Valley with greater pricing flexibility and opportunities to benefit by application of underwriting on a group specific or individual basis. Furthermore, fee schedule-based compensation allows Compcare and Valley to better target improvement in loss ratios through product development and benefit modification. Such changes are more difficult in a capitated system since capitation levels must be renegotiated before any effective changes can be made to benefits or products.

     One capitated physician group, two hospital systems and one mental health facility in Compcare's provider network elect to participate in stop-loss arrangements with the Company. For example, one integrated hospital system elected a stop-loss arrangement in which the inpatient, outpatient and professional service costs incurred for any eligible member cannot exceed $75,000 in a given contract year. Any cumulative costs in excess of $75,000 per year are paid to the provider in addition to the capitation payments previously paid. These arrangements limit the facility's or group's claim liability to a fixed amount per member per year. Claim costs in excess of stop-loss limits are reimbursed by Compcare to the participating providers and represent approximately 0.1% of the total capitation payments in 1998.

     OPERATIONS OF PROVIDER ARRANGEMENTS

      Valley has a provider arrangement with Midelfort. The current term of the provider arrangement is through January 1, 2000, with an option for an additional three-year renewal term or renewal terms of one year each. During the initial five-year term of the provider arrangement, after-tax profits were shared equally with Midelfort. Effective January 1, 1997, 50% of pre-tax profits are shared with Midelfort. Profit sharing with Midelfort equaled $1.2 million during 1998. Midelfort has an option to repurchase all the capital stock of Valley on December 31, 1999 for Valley's net equity plus $400,000. If Midelfort exercises its repurchase option, the Company would have no ongoing interest in Valley.

     Unity has provider agreements with Community Health Systems, LLC ("CHS") and UHC that provide for profit sharing. Under these agreements, 50% of the pre-tax profits are shared, with CHS receiving 30% and UHC receiving 20%. The combined profit sharing payments to CHS and UHC equaled $2.1 million in 1998. CHS and UHC have options to repurchase the businesses originally sold to the Company including the increased membership related to their respective provider networks on November 1, 1999 or November 1, 2004. CHS has the right to repurchase the former HMOW business related to the rural provider networks and the Unity legal entity for the net assets of Unity related to the business being repurchased. If CHS exercises this repurchase option, the Company would need to transfer the remaining Unity business to one of its other managed care companies. UHC has the option to repurchase the former U-Care business related to the University of Wisconsin provider network exercisable on November 1, 1999 for the value of the net assets of Unity related to the business being repurchased plus $500,000. Exercise of the repurchase option ends the agreement with respect to that party. If both repurchase options are exercised the Company would have no ongoing interest in Unity.

     COST CONTAINMENT

     The majority of medical management and cost containment services for Compcare are provided by the Company's wholly owned subsidiary Meridian Managed Care, Inc. Services for Valley and Unity are coordinated by medical directors in conjunction with the medical staffs of their providers.

     MANAGEMENT INFORMATION SERVICES

     Each of the Company's HMOs utilizes information systems developed and/or customized specifically to meet the needs of the HMO. The information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions as well as provider capitation and claims administration, provider management, quality management and utilization review.

     The Company continually evaluates, upgrades and enhances the information systems that support its operations. Certain information system functions utilized by Compcare and Valley are outsourced to a third party.

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES

     In the last few years, the Company has focused on growing the specialty products and services it offers. Such products and services include prepaid dental care, life and disability insurance, workers' compensation and managed behavioral health benefits, managed care consulting, electronic claims processing, case management, pharmaceutical and receivables management and other medical benefits. Such specialty products are sold through a variety of methods, including brokers, agents and an in-house sales force.

     DENTAL

     At year end 1997, a separate corporate entity, Heartland Dental, was established to manage the Company's dental HMO operations (formerly known as Dentacare). Heartland Dental was established as a separate entity to facilitate growth of prepaid dental business outside of Wisconsin. Heartland Dental performed its initial filing for licensure in Michigan and Ohio at the end of 1998. Prepaid dental services were provided to 169,700 members as of December 31, 1998, which makes Heartland Dental the largest dental HMO in Wisconsin. Premium revenues attributable to Heartland Dental were $29.1 million for the year ended December 31, 1998. Heartland Dental contracts with group dental practices on a capitated basis throughout Wisconsin and Northern Illinois. Members receive services through their selected dental center. In addition, Heartland Dental offers POS and out-of-area products. The Heartland Dental provider network had 282 dental providers as of December 31, 1998. The Company considers its relationship with its dental provider network to be good and has been able to renew its dental provider contracts on acceptable terms. Heartland Dental competes with other regional and national managed care dental plans, indemnity dental insurance, self funded dental plans and direct reimbursement dental programs.

     Heartland Dental offers ten different products with varying benefit options, most of which cover all preventive and diagnostic services. Other services are offered at various levels of coverage. All products cover pre-existing conditions and the full range of dental services, including orthodontics.

     LIFE AND DISABILITY

     The Company offers group term life and accidental death and dismemberment ("AD&D") coverages as well as dependent life and accelerated death benefits. Short and long-term disability products have been designed to provide income replacement for an employee who becomes disabled through a non-work related situation. The Company's Rapid Pay plan is a unique short-term disability product by which claimants receive benefits on a timely basis with minimal up-front paperwork. As of December 31, 1998, the Company had a total of 273,500 life and disability certificates. Premium revenue related to life and disability products was $40.2 million and $34.0 million for the years ended December 31, 1998 and 1997, respectively. Certain life and disability products are underwritten by United Wisconsin Life Insurance Company ("UWLIC"), a wholly owned subsidiary of AMSG, and ceded to United Heartland Life Insurance Company ("UHLIC"), which is licensed in Ohio and Wisconsin. UWLIC is licensed to do business in 38 states and the District of Columbia. United Wisconsin Insurance Company ("UWIC"), which sells disability products, is licensed in 35 states and the District of Columbia. The Company competes with national providers of group life and disability coverage.

     An insurance company's rating is an important factor in establishing its competitive position. In 1998, UWIC, UWLIC and UHLIC were assigned ratings of "A-" (Excellent) by A.M. Best Company, Inc. ("Best"). The "A-" rating is the fourth highest rating given to insurance companies.

     MANAGED CARE WORKERS' COMPENSATION

     Through United Heartland, Inc. ("United Heartland"), the Company applies managed care techniques to the workers' compensation market in Wisconsin. The workers' compensation coverage sold through United Heartland is underwritten by UWIC in those states where UWIC is licensed to provide such coverage. A reinsurer underwrites risk for coverage in those states where UWIC is not licensed to provide workers' compensation coverage. Premium revenue attributable to United Heartland approximated $21.5 million during 1998. During 1998, the Company retained 60% of the workers' compensation risk and ceded the other 40% to a reinsurer. The workers' compensation market, both nationally and in the state of Wisconsin, is extremely competitive. Competition has primarily come from the large, national multi-line property and casualty insurance companies.

     The Company believes the key elements to success in the workers' compensation insurance business are service to employers and control of workers' compensation costs through comprehensive loss control and claims management procedures. As part of its underwriting process, United Heartland performs a loss control review of each prospective insured prior to making a commitment to provide coverage. It also examines the employer's commitment toward developing or improving light duty/return to work programs, safety awareness programs, supervisor training in accident investigation and enforcement of safety in the workplace. United Heartland also reviews the financial resources of the employers to verify an ability to follow through on any commitments made that may require a capital expenditure.

     United Heartland utilizes medical management resources to assist in the adjustment of its claims, which include: (i) access to BCBSUW's usual and customary charges database; (ii) the PPO network established by the Company for United Heartland clients; and (iii) access to the hospital bill audit and medical staff of the Company as needed in claims handling. The Company believes this managed care capability, combined with a commitment to communicating with employers, employees and medical providers, assists United Heartland in monitoring the major cost factors of workers' compensation claims. Cost savings have been demonstrated as United Heartland's customers experienced a 16% drop in the cost of their workers' compensation claims over the seven-year period ended December 31, 1998.

     MANAGED CARE CONSULTING

     Through Meridian Resource Corporation ("Meridian"), the Company specializes in providing consulting and technical services to insurance companies, employers, providers, government agencies, coalitions and other organizations to help them make decisions regarding health care benefits and more effective health care delivery. Consulting services include health care data analysis, hospital cost indexing and analysis, feasibility studies and economic analysis. Technical services include hospital bill audit, data analysis and reporting, claims audit and subrogation recovery services. Meridian also has established a niche in collecting salvage and subrogation recoveries for self-insured groups and other health insurers. The Company competes against other stand-alone companies that provide similar cost reduction strategies and other large insurance companies that have these functions. Revenues from managed care consulting services totaled $13.2 million for the year ended December 31, 1998.

     The Company's combined medical management functions are conducted through Meridian Managed Care, Inc. ("MMC"). MMC primarily serves the population of Compcare and BCBSUW but also markets its programs to non-affiliated organizations. MMC controls costs by promoting quality and efficiency. Central to its effectiveness is promoting and developing partnerships with providers.

     MMC's utilization management program provides comprehensive, custom-designed strategies that protect its members and control costs by ensuring cost-effective, quality care. MMC's traditional utilization management program offers inpatient prior authorization, admission review, continued stay review, discharge planning, case management, patient education, appropriateness review and outpatient procedure review.

     Intercare is a catastrophic case management company that provides services to reinsurance companies, 50 to 60 third party administrators, indemnity insurers and employer groups nationwide. Intercare fully understands the intricacies of the self funded marketplace and provides medical management and support to those groups. Support services include catastrophic case management, hospital admission reviews, a special investigation unit and a nurse review program for underwriters. The Company acquired Intercare in August 1998. Revenues of Intercare totaled $1.4 million for the year ended December 31, 1998.

     ELECTRONIC CLAIM SUBMISSION

     United Wisconsin Proservices, Inc. ("Proservices") provides software and claim submission services and has created the largest provider/insurer network for such services in Wisconsin, extending to over 200 hospitals and clinics in Wisconsin and over 500 home health agencies nationwide. Proservices electronically transmits more than seven million medical claims annually for such clients as Medicare, Medicaid, private insurers, third party administrators and re-pricers. Proservices competes with other hospital software vendors and national suppliers of electronic claims processing.

     PHARMACEUTICAL MANAGEMENT

     Pharmacy management services promote appropriate and cost-effective pharmaceutical utilization through formulary development, pharmacy network management, pharmacy and therapeutic committees, and concurrent and retrospective drug review. Central to the program is the pharmacy benefit management company. The Right Rx, which performs rebate management for Compcare, BCBSUW and non-affiliated clients, representing approximately 0.6 million lives.

     MANAGED BEHAVIORAL HEALTH

     CNR Health, Inc. ("CNR") is a managed care organization that provides cost-effective behavioral health care management solutions to a variety of customers. CNR's primary products include behavioral health management, provider networks, employee assistance programs, medical management, disability management, behavioral health claims administration and behavioral health management software. Additionally, through YW Works, a partnership formed with two local organizations, it manages the Milwaukee County Regional contract of the Wisconsin Works ("W-2") program. W-2 is a new program that replaced Aid to Families with Dependent Children with programs to prepare individuals for the job market and help them find and keep those jobs.

     CNR customers include insurance companies, self-funded employers, third party administrators, Medicaid and other governmental entities. Through its various programs, CNR manages approximately 992,200 lives as of December 31, 1998 and earned revenues for the year ended December 31, 1998 of $23.0 million.

     RECEIVABLES MANAGEMENT

     Ladd is a health care receivables management firm based in Michigan and serves five mid-western states. Ladd provides collections and receivables management services to hospitals in Michigan and other commercial clients in Michigan, Ohio, Illinois, Indiana and Wisconsin. Receivables management services provided within the health care industry represents 95% of 1998 total revenues of $3.8 million. The Company acquired Ladd in December 1998.

COMPETITION

     The managed care industry is highly competitive. During the past few years, the managed care industry in Wisconsin and the upper Midwest has experienced consolidation. The Company believes the principal competitive features affecting its ability to retain and increase its managed care membership include the price of benefit plans offered, the composition of provider networks, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings and market presence and reputation. Although the Company is a leading provider of managed care services in Wisconsin, the Company may experience increased competition in the future. The Company competes with national competitors for its

HMO products including Humana, Inc. and United HealthCare Corp. The Unity HMO competes with Dean Health Plan, Inc. in the Madison area and surrounding counties. Many of the Company's competitors are larger, have considerably greater financial resources and distribution capabilities and offer more diversified types of insurance coverage than the Company.

REINSURANCE

     The Company manages the risk it retains through the use of reinsurance. The Company maintains in force both "quota share" and "excess of loss" reinsurance treaties. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. The Company's quota share reinsurance treaties allocate the total amount of business subject to the treaties between the Company and the respective parties to the treaties. Through quota share reinsurance, UHLIC assumes 100% of certain life coverages underwritten by UWLIC. UWIC cedes to BCBSUW 100% of certain medical coverages. Approximately 40% of the Company's workers' compensation business is ceded to an independent non-affiliated reinsurer. Excess of loss reinsurance is used to cap the amount of loss retained by the Company on individual claims or a series of claims. Excess of loss reinsurance is utilized by the Company's HMOs to limit their exposure to inpatient hospital claims or, in the case of Compcare, to organ transplants. On the life and disability business, the Company limits its retention per claim to $75,000. For workers' compensation claims, the Company retains the first $250,000 of a loss, which it shares with its quota share reinsurer, and cedes losses between $250,000 and $10,000,000 on an individual excess of loss basis to third party reinsurers. Except for affiliates of the Company, all reinsurers with which the Company contracts are rated "A-" (Excellent) or better by Best.

SERVICE AGREEMENTS

     The Company and several of its subsidiaries purchase services from, or provide services to, BCBSUW pursuant to written agreements (the "Service Agreements"). Services covered by these agreements include marketing, information systems, legal, investment, actuarial, accounting, underwriting and other administrative and management services. Fees under the Service Agreements are calculated on a cost basis. Costs directly attributable to a particular company are paid by such company. Costs that are not specific to any particular company are allocated based on utilization and allocation methods agreed to by the parties to the agreements. If the recipient can obtain any of the services under more favorable terms by performing the services itself or by procuring them from a third party, it is not obligated to renew the Service Agreement for those services if the provider is unwilling to substantially match such terms. The Service Agreements automatically renew annually unless otherwise terminated. In addition, under Wisconsin law, the OCI reviews the Service Agreements to ensure that the agreements are reasonable and fair to the interests of the insurance companies that are parties to the agreements. For the year ended December 31, 1998, the Company paid approximately $9.0 million for such services, and received approximately $14.8 million from BCBSUW for the provision of such services.

     The Company may provide certain services to AMSG pursuant to a written agreement (the "AMSG Service Agreement"). Services that AMSG may utilize pursuant to the AMSG Service Agreement include investment management, investment accounting, risk management, accounting and financial audit and corporate communications. Fees under the AMSG Service Agreement for investment management and investment accounting will be based on a percentage of the portfolio plus a flat rate for each company whose investments are being handled by the Company. Fees for risk management will be based on a percentage of the annual premiums for risk management insurance. Fees for accounting and financial audit and corporate communications will be based on an hourly rate. The AMSG Service Agreement will terminate on December 31, 1999 unless terminated earlier upon appropriate notice. The AMSG Service Agreement was submitted to OCI for its review and lack of disapproval.

INVESTMENTS

     The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. The Company's investment guidelines permit investments in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and commercial paper, and other assets including corporate debt securities, municipal securities, asset-backed securities, mortgage-backed securities, equity securities and mutual funds. Up to 10% of the Company's fixed income portfolio (at the time of purchase) may be invested in issues rated BB by Standard & Poor's Corporation or an equivalent rating from another nationally recognized securities rating organization. The remainder of the individual fixed income issues must carry an investment grade rating at the time of purchase, and the ongoing average portfolio rating must be "A-" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity. The Company's portfolio contains no investments in mortgage loans or non-publicly traded securities, except for investments in affiliates. However, at December 31, 1998, $31.1 million of the Company's investment portfolios were invested in investment grade government agency mortgage-backed securities.

     With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by the Company, which may be amended from time to time.

     Securities which may be sold prior to maturity to support the Company's investment strategies, such as in response to changes in interest rates, the yield curve concentration or sector concentration, are classified as available for sale and are stated at market value with unrealized gains and losses reported as a component of shareholders' equity. Securities for which the Company has both the positive intent and ability to hold to maturity are recorded at amortized cost. Bonds, which are held to meet deposit requirements of the various states, are classified as held to maturity. All other bonds are classified as available for sale.

     The table below reflects investment results for the years indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1996     1997     1998
                                                   ---------------------------
                                                       (DOLLARS IN THOUSANDS)
Average invested assets(1).......................  $180,679   $179,505  $185,249
Net investment income(2).........................    10,659     10,317    10,240
Average yield....................................      5.90%      5.75%     5.53%
Net realized gains...............................     8,381     11,921     9,123
Net unrealized gains on stocks & bonds...........     6,272      4,795     1,895
------------------------

(1) Average of aggregate investment amounts at the beginning and end of each period.

(2) Amounts are calculated net of investment expenses, but prior to adjustment for other interest income and expense.

REGULATION

     GENERAL. Government regulation of employee benefit plans, including health care coverage, health plans and the Company's specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for the Company or a subsidiary to make changes from time to time in its services, products, structure or operations. Additional government regulation or future interpretation of existing regulations could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability or business prospects.

     The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations might be interpreted. A number of jurisdictions have enacted small group insurance and rating reforms which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group business. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience ratings and industry class ratings, and limit the amount of rate increases from year to year. Under these laws, cost control through provider contracting and managing care may become more important, and the Company believes its experience in these areas will allow it to compete effectively.

     Federal legislation has significantly expanded regulation of group health plans and health care coverage. The new laws place restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status and prohibit cancellation of coverage due to claims experience or health status. Federal regulations also prohibit insurance companies from declining coverage to small employers. Additional federal laws, which took effect in 1998, include prohibitions against separate, lower, dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. The Company does not anticipate that these laws will affect its comparable profitability or business prospects because all insurance companies across the country are subject to the same requirements. Furthermore, many requirements of the federal legislation are similar to small group reforms that have been in place for many years. The Company will be able to utilize and expand upon the cost control measures initiated as a result of small group legislative reform.

     Increasingly, States are considering various health care reform measures which, if passed, may limit the ability of the Company and its health plans to control which providers are part of their networks and hinder their ability to manage utilization and cost effectively. "Patient Protection" laws, which became effective in Wisconsin in late 1998, established a prudent layperson standard for coverage of emergency room care and provided extended access to providers who are no longer part of the plan's network. A number of other States are considering similar legislation. While this could affect the Company's operations in those States, comparable profitability and business prospects should not be impacted because competing insurance companies would be subject to the same legislation.

     HMOS. Wisconsin and the other states in which the Company offers HMO products have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. In addition, certain of the Company's subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial resources are maintained or to act as a fund for insolvencies of other HMOs in the State.

     As a federally qualified HMO, Compcare must file periodic reports with, and is subject to periodic review by, the Department of Health and Human Services, the Health Care Financing Administration and the Office of Prepaid Health Care. The Company's other HMOs are subject only to state regulation because they are not federally qualified HMOs.

     The Company's HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Medicaid has in force and/or has proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals which may affect the Company's operations.

     Several of the Company's health plans have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and may seek premium refunds and other sanctions against health plans participating in the program. The Company's health plans, which have contracted with FEHBP, are subject to such audits and may be requested to make such refunds.

     INSURANCE REGULATION. The Company's insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies relating to the licensing of insurance companies; the amount of reserves which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. The Company's insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are examined periodically by the insurance departments of the jurisdiction in which they are licensed to do business.

     The National Association of Insurance Commissioners ("NAIC") adopted the Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act ("RBC Model Act"), effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC Model Act formula is used by the States to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The NAIC adopted similar RBC requirements for property and casualty insurance companies effective December 31, 1994, and for health organizations, including HMOs, effective December 31, 1998. The Company has calculated the risk-based capital for its life, property and casualty, and HMO subsidiaries as of December 31, 1998 using the applicable RBC formula. These calculations produced risk-based capital levels that exceed the levels at which the RBC formulas recommend intervention by regulatory authorities.

     Under Wisconsin law, insurance companies must provide OCI with advance notice of any dividend that is more than 15% larger than any dividend for the corresponding period of the previous year. In addition, OCI may disapprove any "extraordinary" dividend, defined as any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31; (ii) with respect to a life insurer, net income less realized gains for the calendar year preceding the date of the dividend; or
(iii) with respect to a non-life insurer, the greater of (ii) above or the aggregate net income less realized gains for the three calendar years preceding the date of the dividend less distributions made within the first two of those three years.

     Based upon the financial results of the Company's combined insurance subsidiaries for the year ended December 31, 1998, $7.7 million is available for 1999 dividend payments to their parent without regulatory approval.

     INSURANCE HOLDING COMPANY REGULATIONS. The Company is a holding company that conducts all of its business through combined entities and is subject to insurance holding company laws and regulations. Under Wisconsin law, acquisition of control of the Company, and thereby indirect control of its insurance subsidiaries, requires the prior approval of OCI. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of the corporation and its subsidiaries unless OCI, upon application, determines otherwise.

     Each of the Company's combined insurance entities is subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with that state's department of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

     UTILIZATION REVIEW REGULATIONS. A number of states have enacted laws and/or adopted regulations governing the provision of utilization review activities. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel. Some of these laws and regulations may affect certain operations of the Company's business units.

     A few jurisdictions have enacted laws which hold managed care organizations liable for damages resulting from wrongful denial of care or payment for care. The Company provides utilization review services through CNR in at least one state that has passed such legislation. The liability law encompasses entities that do not provide insurance coverage, but merely provide utilization review services. CNR has developed risk management procedures and believes that it will be able to minimize potential liability for coverage decisions.

     ERISA. The provision of goods and services to or through certain types of employee health benefit plans is subject to ERISA. ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the federal courts and the United States Department of Labor. ERISA places certain controls on how the Company's business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program, which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There have been continued legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

EMPLOYEES

     As of December 31, 1998, the Company had 1,236 full-time and 53 part-time employees, of whom 218 were managerial and supervisory personnel. Of these employees, 55 were represented by a union. In addition, the Company leases the services of 49 people who manage and operate one of its subsidiaries. The Company considers its relations with its employees to be good.

TRADEMARKS

     "Compcare" is a federally registered service mark of the Company. The Company has filed for and maintains various other trademarks and trade names at the federal level and in the State of Wisconsin. Although the Company considers its registered service marks, trademarks and trade names important in the operation, of its business, the business of the Company is not dependent on any individual service mark, trademark or trade name.

ITEM 2. PROPERTIES

     The Company occupies common facilities with BCBSUW and is charged a proportionate share of the cost of such facilities under the Service Agreements. The Company's corporate headquarters are located in Milwaukee, Wisconsin in a 235,000 square foot building leased by BCBSUW. The Company also utilizes space in a Milwaukee regional office leased by BCBSUW, which has approximately 217,000 square feet of office and warehouse space. In addition, the Company's business is sold and serviced in five other Wisconsin regional offices leased by BCBSUW. Unity owns a 40,000 square foot facility in Sauk City, Wisconsin. Intercare and Ladd both lease facilities including 9,900 square feet in Hartford, Wisconsin and 10,000 combined square feet at two locations in Michigan, respectively.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. Although the results of litigation proceedings cannot be predicted with certainty, the Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, title and business backgrounds of each of the executive officers are set forth below. The individuals named below previously were officers of AMSG and various of its subsidiaries prior to the spin off, and had resigned from all positions held at AMSG or its remaining subsidiaries as of the Effective Date of the Distribution. Individuals with comparable positions as listed below were elected to serve the new company, UWS, commensurate with the spin off. The business address of each of the executive officers is 401 West Michigan Street, Milwaukee, Wisconsin 53203.

     As of March 11, 1999, the executive officers of the Company are as follows:


          NAME         AGE                         TITLE
          ----         ---                         -----
 Thomas R. Hefty       51      Chairman of the Board, President,
                                  Chief Executive Officer and
                                  Director
 Stephen E. Bablitch   45      Vice President, General Counsel and Secretary
 Devon W. Barrix       56      Vice President
 Mark H. Granoff       52      Vice President and President of UWIC and UHLIC
 Gail L. Hanson        43      Vice President and Treasurer
 C. Edward Mordy       55      Vice President and Chief Financial Officer
 Herbert B. Olson      43      Vice President and Chief Actuary
 Emil E. Pfenninger    47      Vice President and President of United Heartland
 Penny J. Siewert      42      Vice President of Regional Services
 Mary I. Traver        48      Vice President

     Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among any of the directors and/or executive officers of the Company.

     THOMAS R. HEFTY is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hefty was elected President of UWS in 1986 and Chairman of the Board and Chief Executive Officer of UWS in 1991. Since 1987, he has served in various capacities with the Company's subsidiaries. Mr. Hefty has been Chairman of the Board and a director of BCBSUW since 1988, having joined BCBSUW in 1982 and later serving as President. From 1979 to 1982, Mr. Hefty was Deputy Insurance Commissioner for OCI.

     STEPHEN E. BABLITCH is Vice President, General Counsel and Secretary of the Company. Mr. Bablitch joined UWS in 1996 as General Counsel, Vice President and Secretary. He has been General Counsel, Vice President and Secretary of BCBSUW since 1996 as well. He has also served in various capacities with the Company's subsidiaries since 1996. Prior to joining UWS and BCBSUW, Mr. Bablitch was an attorney with Dewitt, Ross and Stevens, Madison, Wisconsin from 1991 to 1996.

     DEVON W. BARRIX is Vice President of the Company. He was elected a Vice President of UWS in 1994 following the Company's acquisition of Unity and its parent, HMO-W. Mr. Barrix was the Chief Executive Officer of Unity (f/k/a HMO of Wisconsin Insurance Corporation) from 1985 to 1994 and was the President of Unity from 1994 to 1996.

     MARK H. GRANOFF is Vice President of the Company. Mr. Granoff was elected a Vice President of UWS in 1991 and was elected President of UWIC in 1991 and UHLIC in 1996. He has served in various capacities with some of UWS's other subsidiaries since 1991. Mr. Granoff has been a Vice President of BCBSUW since 1990. Prior to joining BCBSUW, from 1988 to 1990, Mr. Granoff served as Employee Benefits Marketing Vice President for Business Men's Assurance Company of America, an insurance company.

     GAIL L. HANSON is Vice President and Treasurer of the Company. Ms. Hanson was Treasurer of UWS since 1987 and was elected a Vice President in 1996. She has served in various capacities with UWS's subsidiaries since 1984. Ms. Hanson was elected Vice President and Treasurer of BCBSUW in 1996 and had been Assistant Vice President and Treasurer since 1987, having joined BCBSUW in 1984 as the Controller of UWIC.

     C. EDWARD MORDY is Chief Financial Officer of the Company. Mr. Mordy was elected Vice President in 1987 and was elected Chief Financial Officer of UWS in 1991. He has served in various capacities with UWS's subsidiaries since 1987. Mr. Mordy has been a Vice President and Corporate Controller of BCBSUW since 1986.

     HERBERT B. OLSON is Vice President and Chief Actuary of the Company, overseeing the actuarial department. Mr. Olson was elected Vice President and Chief Actuary in December of 1998. Mr. Olson was Vice President and Managed Care Actuary of John Alden Life Insurance Company from 1996 to 1998 and has over 21 years experience in the life and health insurance industry.

     EMIL E. PFENNINGER is Vice President of the Company. Mr. Pfenninger was elected a Vice President of UWS in 1995 and President of United Heartland in 1990. Mr. Pfenninger was the Underwriting Manager with CNA Insurance Companies from 1987 to 1990.

     PENNY J. SIEWERT is Vice President of Regional Services of the Company. Ms. Siewert was elected Vice President of Regional Services of UWS in 1995. Ms. Siewert joined BCBSUW in 1977 and has served in various capacities. Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets for BCBSUW in 1992, and Vice President of Regional Services for BCBSUW in 1995.

     MARY I. TRAVER is Vice President of the Company. Ms. Traver was elected Vice President of UWS in 1988. Ms. Traver was Vice President and General Counsel of UWS from 1988 to 1996 and Secretary from 1992 to 1996. She has served in various capacities with some of UWS's subsidiaries since 1987. Ms. Traver was General Counsel of BCBSUW from 1988 to 1996, Secretary of BCBSUW from 1992 to 1996, and a Vice President of BCBSUW since 1988. She assumed the position of Regional Vice President for the Southeastern region of BCBSUW in 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY.

     The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UWZ". The following table sets forth the per share high and low sale prices for the Common Stock as reported on the NYSE for the periods indicated and the cash dividends paid per share for those periods.


                                           HIGH        LOW       CASH DIVIDENDS PAID
                                           ----        ---       -------------------
YEAR ENDED DECEMBER 31, 1998:
   First Quarter                              N/A       N/A            N/A
   Second Quarter                             N/A       N/A            N/A
   Third Quarter from September 28, 1998    $7.19     $5.81              -
   Fourth Quarter                           $9.31     $4.81          $0.05

     An annual dividend of $0.05 per share was paid on December 30, 1998 to shareholders of record at the close of business on December 23, 1998.

     As of March 8, 1999, there were 262 shareholders of record of Common Stock. Based on information obtained from the Company's Transfer Agent and from participants in security position listings and otherwise, the Company has reason to believe there are more than 2,900 beneficial owners of shares of Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data present consolidated financial information with respect to the Company. The balance sheet data as of December 31, 1998, 1997, and 1996 and the statement of income data for each of the four years in the period ended December 31, 1998, have been derived from the audited consolidated financial statements and notes thereto of the Company. The balance sheet data as of December 31, 1995, and 1994 and the statement of income data for the year ended December 31, 1994 have been derived from unaudited financial statements which, in the opinion of the Company's management, include all adjustments necessary to present the financial position and results of operations at and for the years presented. The consolidated financial statements of the Company do not necessarily reflect the results of operations or financial position that would have resulted had the Company been a separate, independent company and are not necessarily indicative of the results to be expected for any future fiscal year. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                         AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                   1994(3)     1995(3)      1996       1997       1998
                                                  ----------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT OPERATING STATISTICS)
STATEMENT OF INCOME DATA:                         (UNAUDITED)
                                                  -----------
Revenues:
   Health Services Revenues:
    Premium revenue..............................  $355,025    $466,929   $493,092   $560,825    $608,917
    Other revenue................................    15,997      24,222     27,632     26,046      29,728
  Investment results.............................    12,050       9,665     19,040     22,238      18,976
                                                  -------------------------------------------------------
       Total revenues............................   383,072     500,816    539,764    609,109     657,621

Expenses:
   Medical and other benefits....................   306,056     416,167    425,258    485,198     519,636
   Selling, general and administrative
      expenses...................................    58,026      72,576     83,839     94,496     103,517
   Interest expenses with affiliate..............         -           -          -          -       1,411
   Profit sharing on provider arrangements.......     1,516       2,734      2,868      3,380       2,762
   Amortization of goodwill and other
       intangibles...............................       195         678        841        818         450
                                                  -------------------------------------------------------
       Total expenses............................   365,793     492,155    512,806    583,892     627,776
                                                  -------------------------------------------------------
   Income before income tax expense..............    17,279       8,661     26,958     25,217      29,845
   Income tax expense............................     5,072       3,277     10,617      9,433      11,767
                                                  -------------------------------------------------------
Net income.......................................  $ 12,207     $ 5,384   $ 16,341   $ 15,784    $ 18,078
                                                  -------------------------------------------------------
                                                  -------------------------------------------------------
Pro forma net income (2).........................                         $ 15,974   $ 12,722    $ 15,863
                                                                          -------------------------------
                                                                          -------------------------------
OPERATING STATISTICS:
   Medical loss ratio............................     86.2%       89.1%      86.2%      86.5%       85.3%
   Selling, general and administrative expense
       ratio (1).................................     15.6%       14.8%      16.1%      16.1%       16.2%

BALANCE SHEET DATA:                                     (UNAUDITED)
                                                        -----------
   Cash and investments..........................   $154,201    $178,926   $182,431   $176,579    $192,558
   Total assets..................................    216,954     261,523    269,478    266,256     298,208
   Note payable to affiliate.....................          -           -          -          -      70,000
   Total shareholders' equity....................    101,465     120,277    123,882    123,616      64,459
   Pro forma note payable to affiliate (2).......                            70,000     70,000
   Pro forma total shareholders' equity (2)........                          53,882     53,616

(1) Ratios are based on health service revenues and selling, general and administrative expenses.

(2) Reflects pro forma adjustments for interest expense on assumed debt. See note 1 (Pro forma Earnings Per Common Share) in the accompanying Consolidated Financial Statements.

 (3) Commencing October 1, 1994, the Company's results of operations include the results of operations of Unity. For the years ended December 31, 1994 and 1995, Unity accounted for $23,994,000 and $100,342,000 of the
         Company's total premium revenue and $112,000 and $1,062,000 of the Company's net income, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         United Wisconsin Services, Inc. (the "Company") is a leading provider of managed health care services and employee benefit products. The Company's two primary product lines are (i) Health Maintenance Organization ("HMO") products, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point-of-service ("POS") and other related products managed by Compcare, Valley and Unity; and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services, case management and receivables management, sold throughout the United States. Operating results and statistics for these product groups are presented below for the periods indicated.

         On May 27, 1998, the Board of Directors of American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.) approved a formal plan to spin off its managed care companies and specialty business to its shareholders. The new corporation originally was named Newco/UWS, Inc. and was subsequently renamed United Wisconsin Services, Inc. The spin off resulted in the distribution on September 25, 1998 ("Spin off date") of one share of common stock of the Company for each share of AMSG common stock held as of September 11, 1998. AMSG received a private letter ruling from the Internal Revenue Service that the spin off is tax free to AMSG, the Company and their shareholders.

SUMMARY OF OPERATING RESULTS AND STATISTICS
-------------------------------------------
                                                                          AT DECEMBER 31,
                                                               1998         1997          1996
                                                            ---------------------------------------
 Membership at end of period:
   HMO products:
      Compcare...........................................       175,037       173,241      149,636
      Valley.............................................        41,282        37,906       33,434
      Unity..............................................        87,924        85,117       79,147
                                                            ---------------------------------------
         Total HMO products membership...................       304,243       296,264      262,217
                                                            ---------------------------------------
                                                            ---------------------------------------

   Specialty managed care products and services:
      Life/AD&D..........................................       160,619       129,406      116,390
      Dental HMO.........................................       169,709       169,823      169,063
      Behavioral health..................................       992,216       863,538      826,153
      Workers' compensation..............................        53,025        54,928       53,574
      Disability and other...............................       125,357        97,727       81,462
                                                            ---------------------------------------
         Total specialty managed care products and
             services membership.........................     1,500,926     1,315,422    1,246,642
                                                            ---------------------------------------
                                                            ---------------------------------------

                                                                       YEARS ENDED DECEMBER 31,
                                                                  1998          1997         1996
                                                               -----------------------------------
   Premium revenue (as a percentage of the total):
      HMO products.......................................         85.2 %        85.7 %       85.4 %
      Specialty managed care products and services.......         15.3 %        14.7 %       15.0 %
      Intercompany eliminations..........................         (0.5)%        (0.4)%       (0.4)%
                                                               -----------------------------------
                                                               -----------------------------------
         Total                                                   100.0%        100.0%       100.0%
                                                               -----------------------------------
                                                               -----------------------------------

                                                                      YEARS ENDED DECEMBER 31,
                                                                   1998         1997        1996
                                                               -----------------------------------
 Operating Statistics:
   HMO Products:
      Medical loss ratio (1)..........................            88.8%        90.1%       89.8%
      Selling, general and administrative expense
         ratio (2)....................................             9.6%         9.3%        9.3%
   Specialty managed care products and services:
      Loss ratio (1)..................................            70.9%        70.6%       69.8%
   Consolidated:
      Loss ratio (1)..................................            85.3%        86.5%       86.2%
      Net income margin (3)...........................             2.7%         2.6%        3.0%

-----------

(1)      Medical and other benefits as a percentage of premium revenue.

(2) Selling, general and administrative expenses (associated with premium revenue) as a percentage of premium revenue.

(3)      Net income as a percentage of total revenues.

         The Company's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

         All financial data in the Results of Operations section are gross numbers and, therefore, are not net of intercompany eliminations. For this reason, some of the financial data does not precisely match the data in the financial tables.

1998 COMPARED WITH 1997 AND 1997 COMPARED WITH 1996

TOTAL REVENUES

         Total revenues in 1998 increased 8.0% to $657.6 million from $609.1 million in 1997. Total revenues in 1997 increased 12.8% from $539.8 million in 1996. These increases were due primarily to membership and rate increases.

         PREMIUM REVENUE-HMO premium revenue in 1998 increased 8.2% to $518.7 million from $479.2 million in 1997. HMO premium revenue in 1997 increased 13.8% from $421.2 million in 1996. The increases in both years are primarily due to increases in average HMO premium revenue per member and increases in the average number of HMO medical members. Average HMO medical premium per member in 1998 increased 4.3% from 1997 and increased 3.0% in 1997 from 1996, due to premium increases, partially offset by benefit reductions. The average number of HMO medical members in 1998 increased 3.5% to 297,737 from 287,534 in 1997. The average number of HMO medical members in 1997 increased 10.8% from 259,507 in 1996. This increase in 1997 was due in part to the elimination of a key provider from the network of one of Compcare's competitors, resulting in a shift of members to Compcare.

         Premium revenue for specialty managed care products and services in 1998 increased 11.5% to $93.4 million from $83.8 million in 1997. This increase was due primarily to an increase of $8.4 million in the life and disability products and $1.4 million in dental premiums. Premium revenue in 1997 increased 13.6% from $73.8 million in 1996. The increase was due primarily to an increase of $2.7 million in disability premiums, an increase of $2.7 million in dental premiums and an increase of $1.9 million in workers' compensation premiums. The increases in life and disability premiums were driven by membership increases of 24.1% and 11.2% in 1998 and 1997, respectively. The increase in workers' compensation premiums in 1997 was due primarily to a change in the reinsurance agreement related to this business. In 1998 and 1997, the Company ceded 40% of the workers' compensation premiums written by United Heartland to a third-party reinsurer while the percentage ceded to the outside reinsurer was 50% in 1996.

         OTHER REVENUE- Other revenue from specialty managed care products and services in 1998 increased 10.5% to $44.2 million from $40.0 million in 1997. This increase was due primarily to an increase in managed behavioral health and managed care consulting. In addition, the acquisitions of Intercare and Ladd during 1998 provided $0.6 million and $0.4 million of additional revenue, respectively. Other revenue in 1997 increased 1.3% from $39.5 million in 1996. Included in other revenue in 1996 is a $1.5 million gain on the sale of the vision line of business which is non-recurring. After adjusting for the gain on the sale of the vision line of business, other revenue increased by 5.2% from 1996 to 1997. These increases are primarily attributable to growth in managed behavioral health, electronic claim transmission services and managed care consulting services.

         INVESTMENT RESULTS-Investment results include investment income and realized gains on the sale of investments. Investment results in 1998 decreased 14.4% to $19.0 million from $22.2 million in 1997. Investment results in 1997 increased 16.8% from $19.0 million in 1996. Average annual investment yields, excluding net realized gains, were 5.53%, 5.75% and 5.90% for 1998, 1997 and 1996, respectively. Average invested assets in 1998 increased 3.2% to $185.2 million from $179.5 million in 1997. Average invested assets in 1997 decreased 0.1% from $180.7 million in 1996. Changes in levels of average invested assets relate to ongoing operations, including collection of receivables and timing of claim payments. Investment results in 1997 also included $1.8 million of mutual fund distributions which were recorded as investment income in December 1997. Net realized investment gains decreased to $9.1 million in 1998 from $11.9 million in 1997. Net realized investment gains in 1997 increased from $8.4 million in 1996. Investment gains are realized in the normal investment process in response to market opportunities. In addition, a portion of the gains realized during the second half of 1997 were achieved as part of a portfolio restructuring to reduce the overall level of equity investments.

EXPENSE RATIOS

         LOSS RATIO-The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue for the Company on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 85.3% in 1998 compared with 86.5% in 1997 and 86.2% in 1996. The consolidated loss ratio is influenced by the component loss ratio for each of the Company's two primary product lines, as discussed below.

         The medical loss ratio for HMO products for 1998 was 88.8%, compared with 90.1% for 1997 and 89.8% for 1996. The decrease in the medical loss ratio in 1998 for HMO products is due primarily to provider recontracting with a continuing shift toward capitation in the southeastern Wisconsin HMO market. For 1998, approximately 54.9% of the medical benefits were provided under capitated arrangements, compared to 47.5% and 48.4% during 1997 and 1996, respectively. The lower loss ratio in 1998 is also attributable to higher premium rate increases and a favorable development in the reserves as of December 31, 1997. The increase in the medical loss ratio in 1997 is attributable to the competitive market conditions in southeastern Wisconsin where pricing pressures, coupled with increased utilization, had an adverse impact on Compcare's loss ratio.

         The loss ratio for the risk products within specialty managed care products and services in 1998 was 70.9%, compared with 70.6% in 1997 and 69.8% in 1996. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business, and as a result, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for the four products should range between 70% and 75%. The 1998 and 1997 loss ratios were impacted by a higher level of life and disability claims in comparison to a more favorable level of life and disability claims in 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO-The Selling, General and Administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products in 1998 was 9.6%, compared with 9.3% in 1997 and 9.3% in 1996. During 1998, Compcare incurred higher costs as a result of a major system conversion and related training costs. A new claims administrative system was necessary to replace the previous system for which the service agreement expired, provide improved functionality and resolve the Year 2000 Issue.

         SGA expenses related to specialty managed care products and services increased 9.7% in 1998 to $63.1 million from $57.5 million in 1997. SGA expenses related to specialty managed care products and services increased 10.8% in 1997 from $51.9 million in 1996. Increases in SGA expenses correlate to premium and other revenue increases which were 8.8% in 1998 compared with 1997 and 12.7% in 1997 compared with 1996. In addition, the mix of business shifted over these yearly periods, as a result of greater growth in ancillary lines of business that have higher SGA expense ratios.

OTHER EXPENSES

         Profit sharing on provider arrangements was $2.8 million in 1998, compared with $3.4 million in 1997 and $2.9 million in 1996, net of intercompany eliminations. Included in this caption is expense related to the Unity and Valley provider arrangements and income from the workers' compensation agreements. Profit sharing expenses related to the Unity and Valley provider arrangements were $3.2 million, $4.0 million and $3.0 million in 1998, 1997 and 1996, respectively. Income from the workers' compensation agreements was $0.4 million, $0.6 million and $0.1 million in 1998, 1997 and 1996, respectively.

         Interest expense of $1.4 million was incurred in 1998 as a result of the assumption of $70 million in debt owed to BCBSUW as of September 11, 1998.

         Amortization of goodwill and other intangibles was $0.5 million for 1998 compared with $0.8 for 1997 and 1996. The reduction in 1998 is due to full amortization of certain intangibles.

NET INCOME

         Consolidated net income in 1998 increased 14.5% to $18.1 million from $15.8 million in 1997. Consolidated net income in 1997 decreased 3.1% from $16.3 million in 1996.

         The Company's effective tax rate was 39.4% in 1998, compared with 37.4% in 1997 and 39.4% in 1996. The Company's effective tax rate fluctuates based upon the relative profitability of the Company's two product lines and the differing effective tax rates for each of those product lines.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. The Company's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

         On an historical basis, the Company has generated positive cash flow from operations. For 1998, net cash provided by operating activities amounted to $21.9 million, compared with $1.6 million for 1997. The increase in cash flows from operations in 1998 compared to 1997 was due primarily to an increase in operating income and an increase in medical and other benefits payable and premium advances. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $10.0 million during 1998 and $8.0 million during 1997 to meet short-term cash needs. No balance was outstanding at December 31, 1998, 1997 or 1996.

         The Company's investment portfolio consists primarily of investment grade bonds, Government securities and has a limited exposure to equity securities. At December 31, 1998, $133.1 million or 80.0% of the Company's total investment portfolio was invested in bonds compared with $127.9 million or 80.1% at December 31, 1997. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at December 31, 1998 and 1997. The majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio, which includes stocks and bonds, exceeded amortized cost by $1.9 million and $4.8 million at December 31, 1998 and 1997, respectively. Unrealized holding gains and losses on bonds classified as available for sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, no non-publicly traded securities, or financial derivatives.

         From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of the balance sheet dates presented, statutory capital and surplus for each of these insurance subsidiaries exceeded required levels.

         The amount of dividends which may be paid to the Company from insurance subsidiaries are limited by state regulation. In the past, the insurance subsidiaries have been allowed, with prior notification to the OCI, to pay dividends in excess of the ordinary dividend levels prescribed by regulation.

         In conjunction with the distribution of assets pursuant to the spin off, UWS assumed a $70 million note obligation to BCBSUW. The assumption of debt was effective September 11, 1998. The obligation and related debt service costs of $1.4 million, for the period subsequent to September 11, 1998, have been reflected in the accompanying consolidated financial statements. The Company recognizes that its debt to equity ratio is high, primarily as a result of its assumption of the $70.0 million loan from BCBSUW. However, the Company believes that this ratio should improve to the extent that BCBSUW purchases new shares of UWS common stock to increase its ownership from 37.8% to approximately 51%. The purchase price for the shares of common stock which are purchased directly from the Company will be paid through either the cancellation of a corresponding portion or all of the $70.0 million debt obligation or in cash. BCBSUW also may purchase some of the shares of common stock in the open market.

         In addition to internally generated funds and periodic borrowings on its bank line of credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

         The Company is party to certain provider arrangements in conjunction with Unity and Valley as further described below.

         Effective January 1, 1992, the Company acquired all of the outstanding capital stock of Valley for cash approximating $2,800,000, representing the net assets of Valley plus $400,000 as negotiated by the Company. Valley, a health maintenance organization located in Eau Claire, Wisconsin, was purchased from Midelfort, which continues to be Valley's primary health care provider. Under the terms of the purchase and sale agreement, Midelfort retained an option to repurchase all of the capital stock of Valley, at a price determined by the formula used in computing the purchase price paid by the Company, at any time until December 31, 1996. The option to repurchase was subsequently amended to permit repurchase at December 31, 1999. The acquisition was accounted for under the purchase method of accounting.

         Effective October 1, 1994, the Company acquired all of the outstanding common stock of HMO-W, Inc. for cash approximating $7,482,000 representing the net assets of HMO-W, Inc. as negotiated by the Company. HMO-W, Inc. owned all of the outstanding common stock of HMOW.

         Effective October 1, 1994, the Company acquired all of the assets of U-Care and certain assets from an affiliate of U-Care for cash approximating $3,772,000, representing net assets plus $500,000 as negotiated by the Company.

         Pursuant to the HMO-W, Inc. and U-Care purchase agreements, options to repurchase the net assets of HMO-W, Inc. and U-Care were issued to the respective primary provider groups, at prices determined by the formula used in computing the purchase prices paid by the Company, effective on November 1, 1999 or 2004. The U-Care and HMO-W, Inc. acquisitions were accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of U-Care and HMOW which have been merged to form Unity.

         Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $207,014,000, $186,318,000, $169,341,000 for 1998, 1997 and 1996, respectively. Profit sharing expense related to these provider arrangements is calculated based on the profitability of the HMO subsidiary and totaled $3,171,000, $3,960,000, $3,002,000 in 1998, 1997 and 1996, respectively. Total net income subject to repurchase options, pursuant to the various acquisition agreements, totaled 2,358,000 $2,395,000, $2,629,000 for 1998, 1997 and 1996, respectively. Total assets and total net assets subject to repurchase options were $44,798,000 and $21,362,000, respectively, at December 31, 1998 and $49,802,000 and $20,632,000, respectively, at December 31, 1997.

         Should the buy back options be exercised, the Company would receive an amount equal to the premium over net assets but would lose rights to the future profits on the HMO. The cash received by the Company pursuant to the exercise of the buy back option could be redeployed to support additional premium writings, acquire other businesses or be invested to earn a portfolio return. Due to these alternative uses of capital, the potential buy back arrangements do not represent material claims against the Company's liquidity and capital resources.

INFLATION

         Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. The Company's cost control measures, risk-sharing incentive arrangements with medical care providers, and premium rate increases are designed to reduce the adverse effect of medical cost inflation on its operations. In addition, the Company utilizes its ability to apply appropriate underwriting criteria in selecting groups and individuals and in controlling the utilization of health care services. However, there can be no assurance that the Company's efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 1 in the accompanying Consolidated Financial Statements for Statement of Financial Accounting Standards (SFAS) recently adopted by the Company. These include SFAS 130, "Reporting Comprehensive Income", SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits".

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

         The Company has identified required modifications or replacements of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated and will not pose significant operational problems. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and processing of medical claims. That assessment also indicated that software and hardware (embedded chips) used in building operations and office equipment (hereafter also referred to as non-IT systems) also are at risk. The Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's non-IT systems. In addition, the Company has inquired and gathered information about the Year 2000 readiness status of its significant suppliers and vendors and continues to monitor their readiness.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

         As of December 31, 1998, the Company is approximately 77% complete with the remediation phase for its information technology exposures. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases are expected to run concurrently for different systems. For all systems where the Company has completed the remediation phase, the Company has also completed the testing and implementation phases. For those systems where remediation is still underway, the Company expects to complete remediation, testing and implementation by September 30, 1999.

         The remediation phase of non-IT systems is nearly complete. Testing of remediated non-IT systems is approximately 65% complete. Once testing is complete, the non-IT systems are expected to be ready for immediate use. The Company expects to complete its remediation efforts, testing and implementation of affected non-IT systems by April 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

         The Company outsources and relies extensively on third party systems to process selected payroll, membership and claims processing functions, among others. The Company is in the process of working with third party vendors to ensure that their systems are Year 2000 ready. Several third party systems are currently not Year 2000 ready. Compcare utilizes a membership system that is expected to complete its upgrades and testing by March 31, 1999. UWG is expected to be Year 2000 ready by September 30, 1999 for its administrative, claims and billing systems. Based on discussions with these key vendors, the Company is of the understanding that the vendor systems utilized are or will be Year 2000 ready.

         The Company has initiated formal communications with its systems processing vendors, government agencies and all large customers and providers using electronic interfaces to determine the extent to which the Company's interface systems are vulnerable to the failure of third parties to remediate Year 2000 Issues. The Company is not aware of any significant interface issues.

         The Company has surveyed its significant suppliers and subcontractors (external agents) that do not share information systems with the Company. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COST OF THE YEAR 2000 PROJECT

         The Company has utilized both internal and external resources to reprogram or replace, test and implement the software and non-IT systems for the Year 2000 modifications. The total direct costs of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. To date, the Company has incurred $0.9 million of identifiable costs related to all phases of the Year 2000 project. Remaining costs, to be incurred to complete the Year 2000 project, are estimated to approximate $0.6 million. In addition, the Company has capitalized $2.7 million related to other functionality enhancing system upgrades which also provide Year 2000 readiness. A number of other repairs to current systems are covered by existing maintenance agreements and by normal upgrades and do not present incremental additional expense.

         BCBSUW leases the claims, membership and general ledger software programs and subleases the use of these systems to the Company under the service agreement. BCBSUW capitalized $16.5 million of implementation and system enhancement costs that were incurred to replace these systems primarily as a result of a service agreement expiration and for improved functionality. These replacements also included Year 2000 readiness but were not the result of acceleration due to Year 2000 Issues. Approximately 24% of the amortized costs are allocated to the Company.

         Costs related to maintenance of existing computer hardware and software are expensed as incurred. Purchases of new hardware or software in replacement of non-compliant hardware or software and reprogramming costs are being capitalized in accordance with the Company's standard accounting practices.

RISKS ASSOCIATED WITH YEAR 2000

         Company management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company is unable to complete the remaining phases, the Company would selectively be unable to bill and collect premiums, adjudicate medical and other claims, manage the utilization of medical services or perform actuarial determinations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation on a loss of business in the event it failed to complete certain of the remaining remediation and implementation steps. The amount of any potential liability and lost revenue cannot be reasonably estimated at this time. No provision for any such liability or lost revenue has been recorded.

CONTINGENCY PLANS

         The Company is developing contingency plans for certain critical applications and is working on such plans with major data center vendors. These contingency plans are being developed in the event the system conversions and their functionality or the readiness of Year 2000 are not completed on a timely basis. These contingency plans involve, among other actions, manual workarounds, reducing claim inventories prior to December 31, 1999, and adjusting staffing strategies.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Of the $192.6 million of cash and investments held by the Company at December 31, 1998, approximately $26.4 million were cash and cash equivalents and $7.7 million were securities that were being held to maturity. The remaining $158.5 million available for sale securities is comprised of $33.4 million equities and $125.1 million of principally US domestic fixed income securities with an average quality of Aa3. The Company also has access to an adjustable-rate line-of-credit and has an adjustable-rate loan with its majority shareholder. The total borrowings as of December 31, 1998 were $70.0 million.

         Because of the Company's investment policies, the primary market risks associated with the Company's portfolio are interest rate risk, credit risk and the risk related to fluctuations in equity prices. With respect to interest rate risk, a reasonably near-term rise in interest rates could negatively affect the fair value of the Company's bond portfolio; however, because the Company considers it unlikely that the Company would need or choose to substantially liquidate its portfolio, the Company believes that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, the Company is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

         The overall goal of the investment portfolios is to support the ongoing operations of the Company's business units. The Company's philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. The Company manages these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among assets classes and segments within various asset classes, and using performance measurement and reporting.

         The Company uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of December 31, 1998 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of the Company's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $3.9 million as of December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                     Form 10-K
                                                                    Page Number
                                                                    -----------
Report of Independent Auditors ..........................................31

Consolidated Financial Statements

Consolidated Balance Sheets..............................................32
Consolidated Statements of Income........................................34
Consolidated Statements of Changes in Shareholders' Equity and
     Comprehensive Income............................................... 35
Consolidated Statements of Cash Flows....................................36
Notes to Consolidated Financial Statements...............................37

                          Report of Independent Auditors

Board of Directors
United Wisconsin Services, Inc.

We have audited the accompanying consolidated balance sheets of United Wisconsin Services, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Milwaukee, Wisconsin                                        ERNST & YOUNG, LLP
February 12, 1999

                          United Wisconsin Services, Inc.

                             Consolidated Balance Sheets


                                                                                  DECEMBER 31,
                                                                             1998              1997
                                                                       ------------------------------------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  26,385        $  17,033
   Investments - available for sale                                           158,463          151,653
   Other receivables                                                           65,464           54,066
   Prepaid and other current assets                                             6,778            7,304
                                                                       ------------------------------------
Total current assets                                                          257,090          230,056

Investments - held to maturity                                                  7,710            7,893
Property and equipment, net                                                     8,963            6,978
Goodwill and other intangibles, net                                             7,751            5,005
Other noncurrent assets                                                        16,694           16,324
                                                                       ------------------------------------
Total assets                                                                 $298,208         $266,256
                                                                       ------------------------------------
                                                                       ------------------------------------


                                                                                  DECEMBER 31,
                                                                             1998              1997
                                                                       ------------------------------------
                                                                                 (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Medical and other benefits payable                                       $  70,659        $  60,724
   Advance premiums                                                            30,584           24,060
   Note payable to affiliates                                                  70,000                -
   Due to affiliates - other                                                    7,513            3,867
   Payables and accrued expenses                                               19,129           20,926
   Other current liabilities                                                   10,527            7,745
                                                                       ------------------------------------
Total current liabilities                                                     208,412          117,322

Other noncurrent liabilities                                                   25,337           25,318
                                                                       ------------------------------------
Total liabilities                                                             233,749          142,640


Shareholders' equity:
   Preferred stock (no par value, 1,000,000 shares authorized)                      -                -
   Common stock (no par value, no stated value, 50,000,000
     shares authorized, 16,812,081 shares issued and
     outstanding at December 31, 1998)                                         13,378                -
   Retained earnings                                                           50,088                -
   Investments by and advances from AMSG                                            -          120,405
   Unrealized gains on investments, net of taxes                                  993            3,211
                                                                       ------------------------------------
Total shareholders' equity                                                     64,459          123,616
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                   $298,208         $266,256
                                                                       ====================================


SEE ACCOMPANYING NOTES.

                                         United Wisconsin Services, Inc.

                                        Consolidated Statements of Income

                                                                       YEAR ENDED DECEMBER 31,
                                                               1998               1997              1996
                                                     ----------------------------------------------------------
                                                                            (IN THOUSANDS)
Revenues:
   Health services revenues:
     Premium revenue                                         $608,917           $560,825           $493,092
     Other revenue                                             29,728             26,046             27,632
   Investment results                                          18,976             22,238             19,040
                                                     ----------------------------------------------------------
Total revenues                                                657,621            609,109            539,764

Expenses:
   Medical and other benefits                                 519,636            485,198            425,258
   Selling, general and administrative expenses               103,517             94,496             83,839
   Profit sharing on provider arrangements                      2,762              3,380              2,868
   Interest expense with affiliate                              1,411                  -                  -
   Amortization of goodwill and other intangibles                 450                818                841
                                                     ----------------------------------------------------------
Total expenses                                                627,776            583,892            512,806
                                                     ----------------------------------------------------------

Income before income tax expense                               29,845             25,217             26,958
Income tax expense                                             11,767              9,433             10,617
                                                     ----------------------------------------------------------
Net income                                                   $ 18,078           $ 15,784           $ 16,341
                                                     ----------------------------------------------------------
                                                     ----------------------------------------------------------

SEE ACCOMPANYING NOTES.



                                         United Wisconsin Services, Inc.

             Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                                                                        Accumulated
                                                                                                           Other
                                                          Common                        Investments by  Comprehensive    Total
                                                          Shares      Common  Retained   and Advances    Income, net  Shareholders'
                                                        Outstanding   Stock   Earnings    from AMSG       of taxes      Equity
                                                      -----------------------------------------------------------------------------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1995                              -          $   -     $    -       $116,766        $ 3,511      $120,277
 Comprehensive income:
  Net income                                              -              -          -         16,341                       16,341
  Change in unrealized gains (losses) on investments                                                            448           448
                                                                                                                         ----------
    Comprehensive income                                                                                                   16,789
                                                                                                                         ----------
 Change in investment by and advances from AMSG            -              -          -       (13,184)                     (13,184)
                                                       ------------- --------------------------------------------------------------
Balance at December 31, 1996                               -              -          -       119,923          3,959       123,882
 Comprehensive income:
  Net income                                               -              -          -        15,784                       15,784
  Change in unrealized gains (losses) on investments                                                           (748)         (748)
                                                                                                                         ----------
    Comprehensive income                                                                                                   15,036
                                                                                                                         ----------
 Change in investment by and advances from AMSG            -              -          -       (15,302)                     (15,302)
                                                       ------------- --------------------------------------------------------------
Balance at December 31, 1997                               -              -          -       120,405          3,211       123,616
 Comprehensive income:
  Net income                                               -              -      3,572        14,506                       18,078
  Change in unrealized gains (losses) on investments                                                         (2,218)       (2,218)
                                                                                                                          ---------
      Comprehensive income                                                                                                 15,860
                                                                                                                          ---------
 Cash dividends paid on common stock                       -              -       (839)            -                         (839)
 Change in investment by and advances from AMSG            -              -          -       (76,133)                     (76,133)
 Distribution of equity to the Company from AMSG           -         11,423     47,355       (58,778)                           -
 Issuances of common stock, no par value, in
   connection with the spin off                        16,573,202        -          -             -                             -
 Issuances of common stock, no par value, related to
   acquisition and dividend reinvestment plan             238,879     1,955         -             -                         1,955
                                                      ------------- ---------------------------------------------------------------
Balance at December 31, 1998                           16,812,081   $13,378    $50,088      $     -         $   993     $  64,459
                                                      ------------- ---------------------------------------------------------------
                                                      ------------- ---------------------------------------------------------------

SEE ACCOMPANYING NOTES

                                         United Wisconsin Services, Inc.

                                      Consolidated Statements of Cash Flows


                                                                          YEAR ENDED DECEMBER 31,
                                                                1998              1997             1996
                                                          -----------------------------------------------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                      $  18,078       $   15,784       $    16,341
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  3,199            1,964             2,341
     Realized investment gains                                     (9,123)         (11,921)           (8,381)
     Deferred income tax benefit                                      839           (1,023)             (901)
     Changes in other operating accounts net
       of acquisitions in 1998:
         Other receivables                                         (3,495)          (5,246)            2,802
         Due from clinics and providers                            (6,784)            (338)                -
         Medical and other benefits payable                         8,392            6,501             1,415
         Advance premiums                                           6,524           (1,983)            4,062
         Due to/from affiliates                                     3,392            7,782           (10,327)
         Other, net                                                   831           (9,901)             (532)
                                                          -----------------------------------------------------
Net cash provided by operating activities                          21,853            1,619             6,820

INVESTING ACTIVITIES
Acquisition of subsidiaries (net of cash and cash
   equivalents acquired of $549,000)                               (1,181)               -                 -
Purchases of available for sale investments                      (241,661)        (452,906)         (413,648)
Proceeds from sale of available for sale investments              233,974          433,012           364,321
Proceeds from maturity of available for sale investments            6,500           34,252            43,031
Purchases of held to maturity investments                            (313)          (2,894)           (2,573)
Proceeds from maturity of held to maturity investments                405            3,567             2,171
Proceeds from sale of property and equipment                            3              112             2,861
Additions to property and equipment                                (3,572)          (1,356)           (1,564)
Purchase of minority interest in subsidiary                             -           (2,218)                -
                                                          -----------------------------------------------------
Net cash provided by (used in) investing activities                (5,845)          11,569            (5,401)

FINANCING ACTIVITIES
Cash dividends paid                                                  (839)               -                 -
Issuances of common stock                                             316                -                 -
Decrease in investments by and advances from AMSG                  (6,133)         (15,302)          (15,352)
                                                          -----------------------------------------------------
Net cash used in financing activities                              (6,656)         (15,302)          (15,352)
                                                          -----------------------------------------------------

Cash and cash equivalents:
   Increase (decrease) during year                                  9,352           (2,114)          (13,933)
   Balance at beginning of year                                    17,033           19,147            33,080
                                                          -----------------------------------------------------
   Balance at end of year                                       $  26,385       $   17,033        $   19,147
                                                          -----------------------------------------------------
                                                          -----------------------------------------------------

See accompanying notes.

                                United Wisconsin Services, Inc.

                   Notes to Consolidated Financial Statements (continuted)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

United Wisconsin Services, Inc. ("the Company") is a leading provider of managed health care services and employee benefit products. The Company's two primary product lines are (i) Health Maintenance Organization ("HMO") products, sold primarily in Wisconsin, and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services and receivables management, sold throughout the United States.

On May 27, 1998, the Board of Directors of American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.) approved a formal plan to spin off its managed care companies and specialty business to its shareholders. The spin off involved the creation of a new corporation originally named Newco/UWS, Inc., subsequently renamed United Wisconsin Services, Inc. ("UWS"). The spin off resulted in the distribution of one share of common stock of UWS on September 25, 1998 ("Spin off date") for each share of AMSG common stock held as of September 11, 1998. AMSG received a private letter ruling from the Internal Revenue Service that the spin off is tax free to AMSG, UWS and their shareholders. A further description of the spin off and certain transactions with AMSG is included in Notes 1, 6, 7 and 10.

The Company is affiliated with Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") through certain common officers and directors. At December 31, 1998, BCBSUW owns approximately 38% of the Company's common stock.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements present the Company's financial position, operations and cash flows as if the Company had been an independent, public company for all years presented. The Company consolidates majority owned subsidiaries that are

                         United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

controlled by the Company. All material intercompany transactions have been eliminated. For those subsidiaries for which repurchase options exist (see
Note 2), the Company consolidates those subsidiaries when control is deemed to be other than temporary. Management believes that control of Unity Health Plans Insurance Corporation ("Unity") and Valley Health Plan, Inc. ("Valley") is not temporary as exercise of the repurchase options is not probable. Any repurchase would not provide a substantial economic benefit to the option holders and would require regulatory approval pursuant to change of control regulations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates market.

INVESTMENTS

Investments are classified as either held to maturity or available for sale. Investments which the Company has the intent and ability to hold to maturity are designated as held to maturity and are stated at amortized cost. All other investments are classified as available for sale and are stated at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of income tax effects. Realized gains and losses from the sale of available for sale debt securities and equity securities are based on the first-in, first-out basis.

OTHER RECEIVABLES

Receivables are stated at net realizable value, net of allowances of $727,000 and $394,000 at December 31, 1998 and 1997, respectively, based upon historical collection trends and management's judgment of the ultimate collectibility. In late December 1998, Compcare Health Services Insurance Corporation ("Compcare") provided $13,421,000 of interest bearing notes to certain contracted health care providers primarily due in full on April 1, 1999. The Company retained the ability to offset claim payments to these health care providers after April 1, 1999 and has included the advances in other receivables on the consolidated balance sheet.

                                United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, which are 20 to 30 years for land improvements, 10 to 40 years for buildings and building improvements, 3 to 5 years for computer equipment and software and 3 to 10 years for furniture and other equipment.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of 15 years or less. Accumulated amortization was $1,947,000 and $1,347,000 at December 31, 1998 and 1997,
respectively.

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. At December 31, 1998, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

REVENUE RECOGNITION

Health services premiums and managed behavioral health fees are recognized as revenue in the period in which enrollees are entitled to care. Managed care consulting revenues are generally recognized when services are rendered.

MEDICAL AND OTHER BENEFITS

Medical and other benefits expense consists principally of capitation expenses, health and disability claims and life insurance benefits. In addition to actual paid claims and capitation, these expenses include the change in estimates of reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date. The estimates of reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, are based on historical payment patterns using actuarial techniques. Processing costs are accrued as operating expenses based on an estimate of the costs necessary to process these claims.

                       United Wisconsin Services, Inc.

           Notes to Consolidated Financial Statements (continuted)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Any adjustments to prior period estimates are reflected in the current period. Capitation represents fixed per member per month payments to participating physicians, other medical specialists and hospital systems, as compensation for providing comprehensive health or dental care services. In addition, certain subsidiaries have risk-sharing, stop-loss, and bonus arrangements with certain providers. Accruals relating to these arrangements are developed based on historical payment patterns using actuarial techniques. The noncurrent portion of medical and other benefits payable pertaining to long-term disability, workers' compensation and certain life insurance products is $19,375,000 and $20,918,000 at December 31, 1998 and 1997, respectively. The noncurrent portion of long-term disability, worker's compensation and certain life insurance products is estimated using actuarial techniques based on historical patterns. Amounts estimated to be paid more than one year from the balance sheet date are considered noncurrent.

REINSURANCE

Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceded reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The ceding company is contingently liable on reinsurance ceded in the event that the reinsurers do not meet their contractual obligations. Premiums ceded totaled $45,755,000, $49,522,000 and $46,549,000 in 1998, 1997 and 1996, respectively. Ceded benefits totaled $35,038,000, $42,003,000 and $32,073,000 in 1998, 1997 and 1996,
respectively. Premiums assumed totaled $28,682,000, $33,514,000 and $32,642,000 in 1998, 1997 and 1996, respectively. Assumed benefits totaled $22,694,000, $28,213,000 and $21,722,000 in 1998, 1997 and 1996, respectively.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

                                United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRO FORMA EARNINGS PER COMMON SHARE (UNAUDITED)

Historical earnings per share ("EPS") has been omitted since the Company was not a separate entity with a capital structure of its own throughout any of the years presented.

Pro forma net income per common and common equivalent share is calculated as if the spin off had occurred at the beginning of fiscal year 1996, and is adjusted in 1998, 1997 and 1996 for additional interest expense, net of related income tax. Pro forma EPS are based on the pro forma weighted average number of shares of outstanding Company common stock and dilutive common equivalent shares from stock options, giving effect to the distribution of one share of Company stock for each share of AMSG common stock. Pro forma dilutive common equivalent shares from stock options are stated at the historical AMSG dilutive common equivalent share level.

The following table sets forth the pro forma computation of basic and diluted
EPS:

                                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                            1998             1997                1996
                                                        -------------  -----------------  --------------------
                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net income as reported                                        $18,078            $15,784             $16,341
Pro forma adjustment - interest expense, net of tax             2,215              3,062                 367
                                                        --------------  -----------------  ------------------
Pro forma net income                                          $15,863            $12,722             $15,974
                                                        --------------  -----------------  ------------------
                                                        --------------  -----------------  ------------------
Pro forma basic weighted average common shares             16,560,382         16,423,270          12,892,431

Pro forma dilutive weighted average common shares (1)      16,563,165         16,423,270          12,892,431

EPS on net income as reported - basic and diluted (2)           $1.09              $0.96               $1.27
                                                                -----              -----               -----
                                                                -----              -----               -----
EPS on pro forma net income - basic and diluted (3)             $0.96              $0.77               $1.24
                                                                -----              -----               -----
                                                                -----              -----               -----

(1) Pro forma calculations for dilutive securities for the period January 1, 1996 thru September 25, 1998, assume that the price of the stock and the strike price of the options is the same for the periods prior to the Spin off date.

                                United Wisconsin Services, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(2) EPS on net income as reported are computed by dividing net income as reported, by the pro forma weighted average number of common shares outstanding. There is no dilutive effect on securities for the period prior to the Spin off date (1).

(3) EPS on pro forma net income are computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding. There is no dilutive effect on securities for the period prior to the Spin off date (1).

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses, net of taxes, on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

SEGMENT REPORTING

At December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes new rules for identification and disclosure of segment information.

PENSION PLAN REPORTING

At December 31, 1998, the Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 establishes new rules for the disclosure of pension plan information.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for 1997 and 1996 to conform with the 1998 presentation.

                                United Wisconsin Services, Inc.

2. PROVIDER ARRANGEMENTS

The Company is party to certain provider arrangements in conjunction with Unity and Valley, wholly owned HMO subsidiaries included in the Company's consolidated financial statements, which include profit-sharing payments to certain providers and repurchase provisions.

Under the terms of the Valley purchase and sale agreement, as amended, the seller retained an option to repurchase all of the capital stock of Valley as of December 31, 1999, at a price equal to Valley's net assets plus $400,000.

Pursuant to the Unity related purchase agreements, options to repurchase the net assets of the acquired companies were issued to the sellers effective as of November 1, 1999 or 2004. One seller has the option to repurchase a portion of Unity's business at a price equal to the net assets of such business plus $500,000. The other seller has the option to repurchase the remainder of the Unity business at a price equal to the net assets of such business.

Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $207,014,000, $186,318,000 and $169,341,000 for 1998, 1997 and 1996, respectively. Profit sharing expense related to these provider arrangements is calculated based on the profitability of the HMO subsidiary and totaled $3,171,000, $3,960,000 and $3,002,000 in 1998,
1997 and 1996, respectively. Total net income subject to repurchase options, pursuant to the various acquisition agreements, totaled $2,358,000, $2,395,000 and $2,629,000 for 1998, 1997 and 1996, respectively. Total assets and total net assets subject to repurchase options were $44,798,000 and $21,362,000, respectively, at December 31, 1998 and $49,802,000 and
$20,632,000, respectively, at December 31, 1997.

                                United Wisconsin Services, Inc.

3. INVESTMENTS


Investment results comprise the following:                                  YEAR ENDED DECEMBER 31,
                                                                     1998           1997           1996
                                                                 -------------- -------------- --------------
                                                                               (IN THOUSANDS)
Interest on bonds                                                   $  8,223       $  9,075        $10,097
Dividends on equity securities                                           916          1,103            636
Realized gains                                                        12,518         15,317         13,463
Realized losses                                                       (3,395)        (3,396)        (5,082)
Interest on cash equivalents and other investment income               1,609            473            922
                                                                 -------------- -------------- --------------
Gross investment results                                              19,871         22,572         20,036
Investment expenses                                                     (508)          (424)          (467)
Other interest income (expense)                                         (387)            90           (529)
                                                                 -------------- -------------- --------------
                                                                     $18,976        $22,238        $19,040
                                                                 -------------- -------------- --------------
                                                                 -------------- -------------- --------------

Proceeds from sales of stocks during 1998 was $73,156,000. Proceeds from sales of bonds classified as available for sale during 1998, excluding maturities, was $160,818,000.

Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for debt securities classified as available for sale or cost for equity securities. A summary of the net increase (decrease) in unrealized gains, less deferred income taxes, which is included in accumulated other comprehensive income, is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             1998           1997           1996
                                                         -------------- -------------- --------------
                                                                       (IN THOUSANDS)
Debt securities                                              $(1,248)       $ 1,582        $(2,884)
Equity securities                                             (1,837)        (3,134)         3,542
Provision for deferred income tax (benefit)                      867            804           (210)
                                                        -------------- -------------- --------------
                                                             $(2,218)      $   (748)       $   448
                                                        -------------- -------------- --------------
                                                        -------------- -------------- --------------

                                United Wisconsin Services, Inc.

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair values of investments are as follows:

                                                                 Gross           Gross
                                               Amortized       Unrealized      Unrealized      Estimated
                                                 Cost            Gains           Losses        Fair Value
                                            ---------------- --------------- --------------- ---------------
At December 31, 1998:                                                (IN THOUSANDS)
   Available for sale:
     U.S. Treasury securities                  $  10,858        $       4       $     (50)      $  10,812
     State and municipal securities                1,301               59               -           1,360
     Foreign government securities                 6,457              135            (111)          6,481
     Corporate debt securities                    74,748            1,294            (689)         75,353
     Government agency mortgage-backed
       securities                                 30,961              150             (36)         31,075
     Equity securities                            32,527            2,149          (1,294)         33,382
                                            ---------------- --------------- --------------- ---------------
                                                 156,852            3,791          (2,180)        158,463
   Held to maturity:
     U.S. Treasury securities                      7,710              284               -           7,994
                                            ---------------- --------------- --------------- ---------------
                                                $164,562           $4,075         $(2,180)       $166,457
                                            ---------------- --------------- --------------- ---------------
                                            ---------------- --------------- --------------- ---------------


At December 31, 1997:
   Available for sale:
     U.S. Treasury securities                  $  30,618         $   330       $      (2)      $  30,946
     State and municipal securities                2,487              67               -           2,554
     Foreign government securities                 7,337             113            (111)          7,339
     Corporate debt securities                    56,017           1,314             (59)         57,272
     Government agency mortgage-backed
       securities                                 21,466             376             (25)         21,817
     Equity securities                            29,033           3,716          (1,024)         31,725
                                            --------------- --------------- --------------- ---------------
                                                 146,958           5,916          (1,221)        151,653
   Held to maturity:
     U.S. Treasury securities                      7,893             109              (9)          7,993
                                            --------------- --------------- --------------- ---------------
                                                $154,851          $6,025         $(1,230)       $159,646
                                            --------------- --------------- --------------- ---------------
                                            --------------- --------------- --------------- ---------------

                                United Wisconsin Services, Inc.

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair values of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                    Amortized         Estimated
                                                      Cost           Fair Value
                                               ----------------- ----------------
                                                          (IN THOUSANDS)
Available for sale:
   Due in one year or less                         $    1,565        $    1,566
   Due after one through five years                    36,219            36,662
   Due after five through ten years                    42,674            42,942
   Due after ten years                                 12,906            12,836
                                                 ------------      ------------
                                                       93,364            94,006
   Government agency mortgage-backed securities        30,961            31,075
                                                 ------------      ------------
                                                   $  124,325        $  125,081
                                                 ------------      ------------

Held to maturity:
   Due in one year or less                         $        -        $        -
   Due after one through five years                     7,710             7,994
                                                 ------------      ------------
                                                   $    7,710        $    7,994
                                                 ------------      ------------
                                                 ------------      ------------

At December 31, 1998, the insurance subsidiaries had debt securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $7,627,000, which are included in investments held to maturity on the balance sheet.

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are summarized as follows:

                                                           DECEMBER 31,
                                                      1998            1997
                                               ----------------- ----------------
                                                          (IN THOUSANDS)
   Land and land improvements                       $    398           $   394
   Building and building improvements                  3,766             3,611
   Computer equipment and software                     9,953             6,259
   Furniture and other equipment                       4,365             4,484
                                                --------------- ---------------
                                                      18,482            14,748
   Less accumulated depreciation                      (9,519)           (7,770)
                                                --------------- ---------------
                                                    $  8,963          $  6,978
                                                --------------- ---------------
                                                --------------- ---------------

                                United Wisconsin Services, Inc.

5. DEBT

As of December 31, 1998, the Company and several subsidiaries participate with BCBSUW in a bank line of credit, which permits aggregate borrowings up to $10,000,000 for UWS and its subsidiaries. Prior to this date the line of credit permitted aggregate borrowings up to $30,000,000. Periodic borrowings have been made on these lines of credit. There was no balance outstanding at December 31, 1998 and 1997.

6. RELATED-PARTY TRANSACTIONS

As of September 11, 1998, the Company assumed a $70,000,000 note obligation to BCBSUW in connection with the spin off (see note 1). The Company pledged the common stock of certain subsidiaries as collateral for the note obligation. Interest is payable quarterly at a rate equal to the London Interbank Offered Rate plus 1.25%, adjusted quarterly. The principal balance is due on October 30, 1999 and is classified as note payable to affiliates in the consolidated balance sheet. Interest expense and interest paid for the period from September 12, 1998 thru December 31, 1998 totaled $1,411,000.

The Company provides marketing, underwriting, actuarial and certain administrative services for BCBSUW. In addition, BCBSUW provides health insurance to the employees of the Company and provides office space to the Company. These activities are reimbursed at amounts approximating cost, which resulted in allocations to the Company of $14,757,000, $14,564,000 and $13,315,000 in 1998, 1997 and 1996, respectively, and allocations to BCBSUW of $8,964,000, $9,278,000 and $7,474,000 in 1998, 1997 and 1996,
respectively. These amounts are included in selling, general and administrative expenses.

Certain subsidiaries of the Company provide health, life and other insurance benefits to the employees of BCBSUW. Premium revenue received from BCBSUW totaled $4,547,000, $4,537,000 and $4,370,000 in 1998, 1997 and 1996,
respectively.

The Company has an agreement with United Wisconsin Life Insurance Company ("UWLIC"), a subsidiary of AMSG, whereby United Wisconsin Insurance Company ("UWIC") underwrites certain small group health care and life, dental, drug and disability products in Minnesota as UWLIC products have not yet been approved for sale in Minnesota. The Company ceded to UWLIC 100% of the premium revenue of these products sold in Minnesota. The ceded premium revenue approximated $26,875,000, $27,014,000 and $24,739,000 in 1998, 1997
and 1996, respectively.

                                United Wisconsin Services, Inc.

6.       RELATED-PARTY TRANSACTIONS (CONTINUED)

The Company has an agreement with UWLIC whereby UWLIC underwrites certain life and disability products on behalf of United Heartland Life Insurance Company ("UHLIC"). The Company also had agreements with UWLIC, through September 30, 1998, whereby UWLIC underwrote certain health care, dental and pharmaceutical products on behalf of Compcare, Heartland Dental Plan, Inc., and CNR Health, Inc. The Company assumes 100% of the premium revenues on these products from UWLIC. The assumed premium revenue approximated $23,295,000, $36,177,000 and $30,573,000 in 1998, 1997 and 1996, respectively.

Management believes the above stated related-party activity was entered into on a reasonable basis and includes all costs of doing business.

Prior to the spin off, the Company's operations have been financed through its operating cash flows and investments by and advances from AMSG.

Amounts due from/to affiliates are related primarily to operating expenses and reinsurance arrangements. The amounts due from/to affiliates are generally settled on a monthly basis for operating expenses and are settled in accordance with industry practice for reinsurance agreements. The amounts due from/to affiliates are typically less than $10,000,000 at any point in time during the fiscal year, excluding the $70,000,000 note obligation due to BCBSUW.

7. INCOME TAXES

Income tax expense has been calculated as if the Company filed separate federal income tax returns. Prior to the spin off, the Company has been included in the consolidated federal income tax return filed by AMSG, except as noted below. UHLIC has filed separate federal income tax returns due to specific provisions of the Internal Revenue Code of 1986, as amended, related to consolidation of life insurance entities. The entities included in these consolidated financial statements file separate state franchise, income and premium tax returns as applicable.

                                United Wisconsin Services, Inc.

7. INCOME TAXES (CONTINUED)

The Company had a net federal income tax payable of $1,650,000, included in other current liabilities, and a net federal income tax receivable of $436,000, included in other current assets, at December 31, 1998 and 1997, respectively. Federal and state income tax payments, net of refunds, totaled $2,327,000, $3,243,000 and $1,545,000 in 1998, 1997 and 1996, respectively.

The components of income tax expense (benefit) are as follows:


                                         YEAR ENDED DECEMBER 31,
                                   1998           1997           1996
                             -------------- -------------- --------------
                                             (IN THOUSANDS)
Current:
   Federal                       $  8,994       $ 8,870       $  9,642
   State                            1,934         1,586          1,876
                            -------------- -------------- --------------
                                   10,928        10,456         11,518
Deferred:
   Federal                            737          (651)          (222)
   State                              102          (372)          (679)
                            -------------- -------------- --------------
                                      839        (1,023)          (901)
                            -------------- -------------- --------------
                                  $11,767       $ 9,433        $10,617
                            -------------- -------------- --------------
                            -------------- -------------- --------------

The differences between taxes computed at the federal statutory rate and recorded income taxes are as follows:

                                             YEAR ENDED DECEMBER 31,
                                         1998           1997           1996
                                      --------------------------------------
                                                  (IN THOUSANDS)
Tax at federal statutory rate             $10,446      $ 8,826        $  9,435
Goodwill amortization                         136          154             254
Tax-exempt interest and dividends
   received deduction                        (141)        (230)           (246)
State income and franchise taxes, net
  of federal benefit                        1,161          827             820
Other, net                                    165         (144)            354
                                      -------------------------------------------
                                          $11,767      $ 9,433        $ 10,617
                                      -------------------------------------------
                                      -------------------------------------------

                                United Wisconsin Services, Inc.

7. INCOME TAXES (CONTINUED)


The components of deferred income tax expense (benefit) are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           1998           1997           1996
                                     -------------- -------------- --------------
                                                    (IN THOUSANDS)
Reserve discounting                     $ 161          $     -       $(1,050)
Employee benefits                        (698)               -           434
Depreciation and amortization             272           (1,299)           81
Net operating loss carryforwards          414                -          (482)
Prepaid expenses                          683                -             -
Other, net                                  7              276           116
                                     -------------- -------------- --------------
                                        $ 839          $(1,023)      $  (901)
                                     -------------- -------------- --------------
                                     -------------- -------------- --------------


Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:


                                       DECEMBER 31, 1998            DECEMBER 31, 1997
                                ---------------------------- ----------------------------
                                    Federal        State         Federal        State
                                -------------- ------------- -------------- -------------
                                                      (IN THOUSANDS)
Deferred tax liabilities:
   Depreciation                    $   (944)      $   (203)      $  (721)      $   (512)
   Claims-based receivables          (1,864)          (303)       (1,331)          (945)
   Pension accrual                   (2,350)          (449)       (2,158)        (1,532)
   Unrealized gains on investments     (516)          (104)       (1,367)          (970)
   Prepaid expenses                  (1,077)          (119)            -              -
   Other, net                          (268)           (36)         (825)          (586)
                                -------------- ------------- -------------- -------------
                                     (7,019)        (1,214)       (6,402)        (4,545)
Deferred tax assets:
   Postretirement benefits other
      than pensions                   1,465            311         1,387          1,138
   Advance premium discounting        1,303            265         1,080            886
   Deferred compensation              2,063            421         1,387          1,138
   Medical and other benefits
      payable discounting             1,004            117         1,142            937
   Business loss carryforwards          127            241           509              -
   Other, net                           564            148           435            774
                                -------------- ------------- -------------- -------------
                                      6,526          1,503         5,940          4,873
                                -------------- ------------- -------------- -------------
Net deferred tax assets
      (liabilities)                $   (493)       $   289       $  (462)     $     328
                                -------------- ------------- -------------- -------------
                                -------------- ------------- -------------- -------------

                                United Wisconsin Services, Inc.

7. INCOME TAXES (CONTINUED)

The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets and liabilities are included in other current or other noncurrent assets and liabilities, as applicable.

8. CONTINGENCIES

The Company is involved in various legal actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the consolidated financial statements.

9. SHAREHOLDERS' EQUITY

STATUTORY FINANCIAL INFORMATION

Insurance companies are subject to regulation by the Office of the Commissioner of Insurance of the State of Wisconsin and certain other state insurance regulators. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The statutory surplus of insurance subsidiaries at December 31, 1998 and 1997 aggregated $106,069,000 and $95,211,000, respectively. The statutory net income of insurance subsidiaries aggregated $15,893,000, $17,380,000 and $24,159,000 in 1998, 1997 and 1996, respectively.

State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. In addition, the Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements promulgated by the National Association of Insurance Commissioners. The RBC requirements establish minimum levels of capital and surplus based upon the insurer's operations. At December 31, 1998, the Company's insurance subsidiaries were in compliance with these capital surplus requirements.

                     United Wisconsin Services, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

RESTRICTIONS ON DIVIDENDS FROM SUBSIDIARIES

Dividends paid by insurance subsidiaries are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income.

Based upon the financial statements of the insurance subsidiaries included in these consolidated financial statements as of December 31, 1998, as filed with the insurance regulators, the aggregate amount available for dividends in 1999 without regulatory approval is $7,700,000.

10. EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

The Company and certain of its subsidiaries participate with BCBSUW in two multiple employer defined benefit pension plans. The plans provide retirement benefits to covered employees based primarily on compensation and years of service. Since the plans are overfunded, no contributions were made in 1998, 1997 or 1996.

Prior to December 31, 1998, separate salaried and hourly pension plans existed. These plans were merged into a single plan in an effort to reduce administrative expenses and streamline communication with plan participants. The merger had no material effect on pension assets, liabilities or funding levels.

Effective January 1, 1997, the Company amended the salaried pension plan and the hourly pension plan with respect to non-union participants, which include expansion of the lump-sum payment provisions and changes in the methods and formulae used for the calculation of benefit accruals.

Prior to January 1, 1997, the salaried pension plan provided for benefit payments based on compensation, years of service, year of birth and date of retirement and the hourly pension plan provided for benefit payments of stated amounts based on number of hours worked and years of credited service.

The following table summarizes the change in the pension plan's benefit obligation:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                1998          1997
                                                             -----------------------
                                                                   (IN THOUSANDS)
Benefit obligation at beginning of year                        $17,568       $15,781
   Service cost                                                  1,849         1,335
   Interest cost                                                 1,362         1,259
   Actuarial (gains) losses                                      1,662          (104)
   Company transfers                                               270             -
   Benefits paid                                                (1,835)         (703)
                                                             -----------------------
Benefit obligation at end of year                              $20,876        17,568
                                                             -----------------------
                                                             -----------------------

The pension plans' assets are comprised primarily of debt, equity and other marketable securities.

                                                                    DECEMBER 31,
                                                                1998          1997
                                                             -----------------------
                                                                 (IN THOUSANDS)
Fair value of plan assets at beginning of year                 $36,082       $29,310
   Actual return on plan assets                                   (529)        7,475
   Company transfers                                               270             -
   Benefits paid                                                (1,835)         (703)
                                                             -----------------------
Fair value of plan assets at end of year                       $33,988       $36,082
                                                             -----------------------
                                                             -----------------------

The following table provides a reconciliation of the funded status of the pension plan to the prepaid pension costs:

                                                                    DECEMBER 31,
                                                                1998          1997
                                                             -----------------------
                                                                 (IN THOUSANDS)
Funded status of plan at end of year                          $13,112        $18,514
   Unrecognized net transition asset                             (777)        (1,051)
   Unrecognized prior service cost                             (5,456)        (6,146)
   Unrecognized net gain                                         (169)        (5,151)
                                                             -----------------------
Prepaid pension cost at end of year                           $ 6,710        $ 6,166
                                                             -----------------------
                                                             -----------------------

Weighted-average assumptions used as of September 30, 1998 and 1997, the measurement date, in developing the projected benefit obligation are as follows:

                                                                1998          1997
                                                             -----------------------
Discount rate                                                  7.00%            8.00%
Expected return on plan assets                                 9.00             9.00
Rate of compensation increase                                  4.75             4.75

The unrecognized net asset is being amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees.

The components of the pension credit, which is included in selling, general and administrative expenses, are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                1998          1997
                                                             -----------------------
                                                                 (IN THOUSANDS)
Service cost                                                  $ 1,849       $ 1,335
Interest cost                                                   1,362         1,260
Expected return on plan assets                                 (2,791)       (2,553)
Net amortization of transition asset                             (274)         (274)
Amortization of prior service cost                               (690)         (690)
                                                             -----------------------
Pension credit                                                $  (544)       $ (922)
                                                             -----------------------
                                                             -----------------------

                     United Wisconsin Services, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

After giving effect to all administrative expense allocations between the Company and BCBSUW, the pension credit was $622,000, $945,000 and $1,288,000 in 1998, 1997 and 1996, respectively.

DEFINED CONTRIBUTION AND BONUS PLANS

The Company and certain of its subsidiaries participate in defined contribution plans whereby the employer contributes a percentage of participants' qualifying compensation up to certain limits, as defined by the plans. The Company and certain of its subsidiaries also participates with BCBSUW in various other profit sharing and bonus programs. Expenses related to all of these plans, after giving effect to all administrative expense allocations between the Company and BCBSUW, totaled $2,475,000, $2,042,000 and $2,932,000 in 1998, 1997 and 1996, respectively.

STOCK-BASED COMPENSATION PLANS

As of December 31, 1998, the Company has a stock-based compensation plan covering employees and directors that allows for granting of options for up to 4,625,000 shares of common stock as incentive or nonqualified stock options ("NQSOs").

At the Spin off date, certain of the options to purchase AMSG common stock held by the Company's employees were converted to Company stock options. AMSG options totaling 2,232,334 were converted into an equal amount of Company and AMSG options, including 1,000,000 options related to an acquisition. The options were converted at exercise prices that maintained the amount of unrealized stock appreciation that existed immediately prior to the Spin off date. The vesting dates and expiration periods of the options were not affected by the conversion.

In 1992, certain executive officers of AMSG were awarded stock appreciation rights ("SARs") in AMSG. At the Spin off date, 67,500 AMSG SARs were converted into SARs of the Company to provide equivalent value.

                     United Wisconsin Services, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information, as if the options granted subsequent to the Spin off date had been expensed in accordance with SFAS 123, "Accounting for Stock-Based Compensation", is as follows:

                                             YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income                                   $ 18,021
Pro forma earnings per common share:
    Basic                                              $   1.09
    Diluted                                            $   1.09

In determining compensation cost pursuant to SFAS 123, the fair value for the options granted subsequent to the Spin off date were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998: risk-free interest rate of 4.62%; dividend yield of 0.70%; volatility factor of the expected market price of the Company's common stock of 0.45; and a weighted average expected life of the options of 6.00 years. As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $3.34 per share for 1998.

                     United Wisconsin Services, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

Stock option activity for all plans is as follows:

                                                                                 YEAR ENDED
                                                                              DECEMBER 31, 1998
                                                                             -------------------
TOTAL NUMBER OF NQSOS
Outstanding at beginning of year                                                           -
Conversion of AMSG options                                                         2,232,334
Granted                                                                              456,700
Exercised                                                                                  -
Forfeited                                                                                  -
                                                                             -------------------
Outstanding at end of year                                                         2,689,034
                                                                             -------------------
                                                                             -------------------
Exercisable at end of year                                                         1,640,637
Available for grant at end of year                                                 1,935,966

WEIGHTED AVERAGE EXERCISE PRICE OF NQSOS
Outstanding at beginning of year                                                     -
Conversion of AMSG options - range of excercise prices                         $9.61 - 16.81
Granted - Exercise price equals market price on grant date                          $7.19
Exercised                                                                            -
Forfeited                                                                            -
Outstanding at end of year                                                         $11.58
Exercisable at end of year                                                         $11.61


NQSOS BY EXERCISE PRICE RANGE
Exercise price                                                                     $7.19
Weighted average exercise price                                                    $7.19
Weighted average remaining contractual life                                        11.75
Outstanding at end of year                                                       456,700
Exercisable at end of year                                                           -
Weighted average exercise price of options exercisable at end of year                -

Exercise price                                                                 $9.61 - 12.85
Weighted average exercise price                                                    $11.25
Weighted average remaining contractual life                                          8.95
Outstanding at end of year                                                      1,166,437
Exercisable at end of year                                                        613,002
Weighted average exercise price of options exercisable at end of year              $11.36

                     United Wisconsin Services, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                                 YEAR ENDED
                                                                              DECEMBER 31, 1998
                                                                             -------------------
Exercise price                                                                      $13.53
Weighted average exercise price                                                     $13.53
Weighted average remaining contractual life                                           2.93
Outstanding and exercisable at end of year (1)                                   1,000,000
Weighted average exercise price of options exercisable at end of year               $13.53


Exercise price                                                                 $14.94 - $16.81
Weighted average exercise price                                                     $15.66
Weighted average remaining contractual life                                           9.58
Outstanding at end of year                                                          65,897
Exercisable at end of year                                                          27,635
Weighted average exercise price of options exercisable at end of year               $15.56

(1) Options were issued in 1996 at 125% of market value as consideration for an acquisition.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     United Wisconsin Services, Inc.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1998 and 1997 are as follows:

                                                               Quarter
                                         ---------------------------------------------------
                                            First       Second        Third         Fourth        Total
                                         --------------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Total revenues                              $159,158     $163,782     $165,093      $169,588      $657,621
Income before income tax expense               7,459        9,471        6,604         6,311        29,845
Net income                                     4,716        5,699        4,091         3,572        18,078
Earnings per common share (1):
    Basic                                       -            -            -             0.22          -
    Diluted                                     -            -            -             0.21          -

1997
Total revenues                              $146,993     $150,790     $154,479      $156,847      $609,109
Income before income tax expense               6,607        6,141        6,091         6,378        25,217
Net income                                     3,998        3,889        3,859         4,038        15,784

(1) Earnings per share data has not been provided for periods prior to the fourth quarter of 1998 since the Company was not an independent, public entity prior to the Spin off date.

12. SEGMENT REPORTING

The Company has two reportable business segments: HMO products sold primarily in Wisconsin, and specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services, and receivables management sold throughout the United States.

"Other Operations" includes operations not directly related to the business segments, unallocated corporate items (i.e. corporate interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses) and intercompany eliminations. The Company evaluates segment performance based on profit or loss from operations before income taxes. Management has determined that it is impractical to prepare segment information for the year ended December 31, 1996. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                     United Wisconsin Services, Inc.

12. SEGMENT REPORTING (CONTINUED)

Financial data by segment as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                                                     1998             1997
                                                                                  -------------------------
                                                                                         (In thousands)
Health services revenue:
    HMO products                                                                     $518,700      $479,182
    Specialty managed care products and services                                      137,652       123,859
    Other operations                                                                  (17,707)      (16,170)
                                                                                  -------------------------
        Total consolidated                                                           $638,645      $586,871
                                                                                  -------------------------
                                                                                  -------------------------
Investment results:
    HMO products                                                                     $  9,182      $  6,889
    Specialty managed care products and services                                        9,516        17,309
    Other operations                                                                      278        (1,960)
                                                                                  -------------------------
        Total consolidated                                                           $ 18,976      $ 22,238
                                                                                  -------------------------
                                                                                  -------------------------
Income (loss) before income tax expense:
    HMO products                                                                     $ 15,145      $  6,355
    Specialty managed care products and services                                       17,693        23,257
    Other operations                                                                   (2,993)       (4,395)
                                                                                  -------------------------
        Total consolidated                                                           $ 29,845      $ 25,217
                                                                                  -------------------------
                                                                                  -------------------------
Total assets:
    HMO products                                                                     $138,272      $118,595
    Specialty managed care products and services                                      151,845       144,520
    Other operations                                                                    8,091         3,141
                                                                                  -------------------------
        Total consolidated                                                           $298,208      $266,256
                                                                                  -------------------------
                                                                                  -------------------------
Health services revenue from transactions with other operating segments:
     HMO products                                                                    $  1,853      $  1,726
     Specialty managed care products and services                                      15,488        14,417

                     United Wisconsin Services, Inc.

13. SUBSEQUENT EVENT

On February 9, 1999, the Company announced that it had begun negotiations with BCBSUW for the purchase by BCBSUW of approximately 2,750,000 shares of the Company's common stock to be issued in a privately negotiated transaction. This purchase is part of the previously disclosed plan for BCBSUW to increase its ownership in the Company to allow Compcare to use the Blue Cross and Blue Shield brand on its products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, to be dated April 26, 1999 relating to the 1999 Annual Meeting of Shareholders currently scheduled for May 26, 1999, (the "1999 Proxy Statement") which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated by reference. Information with respect to executive officers of the Company appears at the end of Part I, Pages [17 through 18] of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this item is included under the heading "Executive Compensation" in the 1999 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is included under the heading "Certain Transactions" in the 1999 Proxy Statement, which section is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)      1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                 PAGE(S) IN
                                                                                                  FORM 10-K
                                                                                                   REPORT
                                                                                                   ------
       The following consolidated financial statements of United Wisconsin Services, Inc. and subsidiaries are included in Item 8:

       Report of Independent Auditors .............................................................    31
       Consolidated Balance Sheets at December 31, 1998 and 1997 ..................................    32
       Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996          34
       Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for
          the years ended December 31, 1998, 1997 and 1996 ........................................    35
       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and
          1996.....................................................................................    36
       Notes to Consolidated Financial Statements  ................................................    37

       The following financial statement schedules of United Wisconsin Services, Inc. and subsidiaries are included in Item 14(d):

          Schedule II - Condensed Financial Information of Registrant..............................    64
          Schedule IV - Reinsurance................................................................    67
          Schedule V - Valuation and Qualifying Accounts...........................................    68

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  EXHIBITS

Reference is made to the separate Exhibit Index contained on Pages 70 through 72 hereof.

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1998.

(c)   EXHIBITS

Reference is made to the separate Exhibit Index contained on Pages 70 through 72 hereof.

(d)   FINANCIAL STATEMENT SCHEDULES

Reference is made to the financial statement schedules contained on Pages 64 through 68 hereof.

                                                                  SCHEDULE II
                        UNITED WISCONSIN SERVICES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Condensed balance sheets of United Wisconsin Services, Inc. (the "Company") (parent company only) as of December 31, 1998 and 1997, and the condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                               BALANCE SHEETS
                                   ASSETS


                                                          DECEMBER 31,
                                                     ---------------------
                                                       1998         1997
                                                     --------     --------
                                                         (IN THOUSANDS)
Cash and cash equivalents                            $  1,000     $  3,669
Investments                                                 -        5,789
Investment in and advances to affiliates              128,820      112,564
Accounts receivable                                     3,158          482
Other assets                                            9,433        7,261
                                                     --------     --------
     Total assets                                    $142,411     $129,765
                                                     --------     --------
                                                     --------     --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                  $ 68,362     $    537
  Payables, accrued expenses and other liabilities      9,590        5,612
                                                     --------     --------
    Total liabilities                                  77,952        6,149

Shareholders' equity:
  Investments by and advances from AMSG                     -      120,405
  Common stock                                         13,378            -
  Retained earnings                                    50,088            -
  Unrealized gains on investments                         993        3,211
                                                     --------     --------
    Total shareholders' equity                         64,459      123,616
                                                     --------     --------
      Total liabilities and shareholders' equity     $142,411     $129,765
                                                     --------     --------
                                                     --------     --------

                                       64


                                                                         SCHEDULE II

                           UNITED WISCONSIN SERVICES, INC.
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 STATEMENTS OF INCOME

                                                      YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                  1998            1997            1996
                                                 --------------------------------------
                                                           (IN THOUSANDS)
Revenues:
   Dividends from consolidated subsidiaries      $  5,046        $ 20,676       $     -
   Investment income                                  313             885         1,397
   Other revenue (expense)                              4             (94)          (52)
                                                 --------        --------        -------
      Total revenues                                5,363          21,467         1,345

Expenses:
   Administrative expenses                          1,298           1,467         1,138
   Amortization of goodwill and other intangibles     600             398           818
   Interest expense with affiliate                  1,411               -             -
                                                 --------        --------       -------
      Total expenses                                3,309           1,865         1,956
                                                 --------        --------       -------
   Income before income tax benefit and equity
     in the undistributed net income (loss)
     of subsidiaries                                2,054          19,602          (611)

   Income tax benefit                                (961)           (402)         (241)
                                                 --------        --------       -------

   Income before equity in the undistributed
     net income (loss) of subsidiaries              3,015          20,004          (370)

   Equity in the undistributed net income
     (loss) of subsidiaries                        15,063          (4,220)       16,711
                                                 --------        --------       -------
   Net income                                   $  18,078       $  15,784      $ 16,341
                                                 --------        --------       -------
                                                 --------        --------       -------


                                                                                 SCHEDULE II

                           UNITED WISCONSIN SERVICES, INC.
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED DECEMBER 31,
                                                ------------------------------------------
                                                  1998             1997             1996
                                                --------          ------           -------
                                                           (IN THOUSANDS)
Operating activities:
   Net income                                   $ 18,078         $  15,784        $ 16,341
   Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
         Equity in the undistributed net
           (income) loss of subsidiaries         (15,063)            4,220         (16,711)
         Depreciation and amortization               503               668             429
         Deferred income tax benefit                  56            (1,023)          1,104
         Changes in other operating accounts:
           Due to affiliates                      (2,175)            3,950            (473)
           Payables and accrued expenses            (165)           (3,086)            731
           Other - net                              (545)           (1,774)           (495)
                                                 -------           -------          -------

           Net cash provided by operating
             activities                              689            18,739             926

Investing activities:
   Acquisitions of subsidiaries                   (1,405)           (2,213)              -
   Purchases of available for sale investments    (1,866)          (36,283)         (8,903)
   Proceeds from sale of available
     for sale investments                          4,893            13,557          13,953
   Proceeds from maturity of available
     for sale investments                          2,775            26,735             146
   Additions to property and equipment              (281)                -               -
   Investment in and advances to
     consolidated affiliates                        (818)           (2,500)           (108)
                                                 -------           -------          -------
           Net cash provided by (used in)
             investing activities                  3,298              (704)          5,088

Financing activities:
   Investments by and advances from AMSG          (6,133)          (15,302)        (13,184)
   Cash dividends paid                              (839)                -               -
   Issuances of common stock and options             316                 -               -
                                                 -------           -------         -------
           Net cash used in financing activities  (6,656)          (15,302)        (13,184)
                                                 -------           -------         -------
Cash and cash equivalents:
   Increase (decrease) during year                (2,669)            2,733          (7,170)
   Balance at beginning of year                    3,669               936           8,106
                                                 -------           -------         -------
   Balance at end of year                       $  1,000          $  3,669        $    936
                                                 -------           -------         -------
                                                 -------           -------         -------


                                                                                          SCHEDULE IV

                                 UNITED WISCONSIN SERVICES, INC.

                                          REINSURANCE

                                                                                            Percentage
                                                Ceded to       Assumed                       of amount
                                     Gross        other       from other                    assumed to
                                     amount     companies     companies      Net amount         net
                                     ------     ---------     ----------     ----------     ----------
                                                            (In thousands)
Year ended December 31, 1996:
   Life insurance in force          $       0   $  977,000     $ 9,112,000    $  8,135,000    112.0%
                                    ---------    ----------    -----------    ------------    ------
                                    ---------    ----------    -----------    ------------    ------
   Premiums:
     Health and disability          $ 506,999   $   44,595     $    14,418    $    476,822      3.0%
     Life                                   0        1,954          18,224          16,270    112.0%
                                    ---------    ----------    -----------    ------------
       Total premiums               $ 506,999   $   46,549     $    32,642    $    493,092      6.6%
                                    ---------    ----------    -----------    ------------    ------
                                    ---------    ----------    -----------    ------------    ------


Year ended December 31, 1997:
   Life insurance in force          $       0   $1,124,895     $ 9,130,121    $  8,005,226    114.1%
                                    ---------    ----------    -----------    ------------    ------
                                    ---------    ----------    -----------    ------------    ------
   Premiums:
     Health and disability          $ 576,833   $   46,992     $    12,153    $    541,994      2.2%
     Life                                   0        2,530          21,361          18,831    113.4%
                                    ---------    ----------    -----------    ------------
      Total premiums                $ 576,833   $   49,522     $    33,514    $    560,825      6.0%
                                    ---------    ----------    -----------    ------------    ------
                                    ---------    ----------    -----------    ------------    ------


Year ended December 31, 1998:
   Life insurance in force          $       0   $1,538,283     $11,517,565    $  9,979,282    115.4%
                                    ---------    ----------    -----------    ------------    ------
                                    ---------    ----------    -----------    ------------    ------

   Premiums:
     Health and disability          $ 625,990   $   43,402     $     5,047    $    587,635      0.9%
     Life                                   0        2,353          23,635          21,282    111.1%
                                    ---------    ----------    -----------    ------------
       Total premiums               $ 625,990   $   45,755     $    28,682    $    608,917      4.7%
                                    ---------    ----------    -----------    ------------    ------
                                    ---------    ----------    -----------    ------------    ------

                                                          67


                                                                                      SCHEDULE V

                              UNITED WISCONSIN SERVICES, INC.

                              VALUATION AND QUALIFYING ACCOUNTS

                                                          Net
                                                        charges
                                          Balance      (credits)     Write-offs       Balance
                                         beginning      to net        against         end of
                                         of period      income       allowance        period
                                         ---------     ---------     -----------     --------
                                                            (IN THOUSANDS)

Year ended December 31, 1996:
   Allowance for possible losses on:
     Premium receivables                  $   260      $    (28)      $      -       $   232
     Other                                     14            50            (12)           52
                                          -------      ---------     ----------     --------
       Total allowance                    $   274      $     22       $    (12)      $   284
                                          -------      ---------     ----------     --------
                                          -------      ---------     ----------     --------

Year ended December 31, 1997:
   Allowance for possible losses on:
     Premium receivables                  $   232      $     77       $      -       $   309
     Other                                     52            (5)            38            85
                                          -------      ---------      ---------      --------
       Total allowance                    $   284      $     72       $     38       $   394
                                          -------      ---------      ---------      --------
                                          -------      ---------      ---------      --------

Year ended December 31, 1998:
   Allowance for possible losses on:
     Premium receivables                  $   309      $    391       $      -       $   700
     Other                                     85           (58)             -            27
                                          -------      ---------      ---------      --------
       Total allowance                    $   394      $    333       $      -       $   727
                                          -------      ---------      ---------      --------
                                          -------      ---------      ---------      --------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED WISCONSIN SERVICES, INC.

                                           By: /s/ Thomas R. Hefty
                                               -----------------------------
                                                Thomas R. Hefty, President and
                                                Chief Executive Officer

                                           Date:     March 26, 1999

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                                   TITLE                                        DATE
/s/ Thomas R. Hefty                         Chairman, President and Chief Executive      March 26, 1999
----------------------------------------    Officer  (Principal  Executive Officer) and
Thomas R. Hefty                             Director

/s/ C. Edward Mordy                         Vice President and Chief Financial Officer   March 26, 1999
----------------------------------------    (Principal    Financial   and    Accounting
C. Edward Mordy                             Officer)

/s/Richard A. Abdoo                         Director                                     March 26, 1999
----------------------------------------
Richard A. Abdoo

/s/Michael D. Dunham                        Director                                     March 26, 1999
----------------------------------------
Michael D. Dunham

/s/James L. Forbes                          Director                                     March 26, 1999
----------------------------------------
James L. Forbes

/s/James C. Hickman                         Director                                     March 26, 1999
----------------------------------------
James C. Hickman

/s/William R. Johnson                       Director                                     March 26, 1999
----------------------------------------
William R. Johnson

/s/Eugene A. Menden                         Director                                     March 26, 1999
----------------------------------------
Eugene A. Menden

/s/William C. Rupp                          Director                                     March 26, 1999
----------------------------------------
William C. Rupp

/s/Carol N. Skornicka                       Director                                     March 26, 1999
----------------------------------------
Carol N. Skornicka

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.      DESCRIPTION
---------   ------------------------------------------------------------
  2.1       Form of Distribution and Indemnity Agreement (as
            amended).(1)

  3.1       Articles of Incorporation of Registrant.(1)

  3.2       By-Laws of Registrant.(1)

  4.1       Specimen Common Stock Certificate.(1)

  4.2       Registrant's United Wisconsin Services, Inc.'s Dividend
            Reinvestment and Direct Stock Purchase Plan: Terms and
            Conditions.(3)

 10.1       Form of Employee Benefits Agreement (as amended).(1)

 10.2       Form of Tax Allocation Agreement (as amended).(1)

 10.3       Settlement Agreement by and between United Wisconsin
            Services, Inc. ("UWS"), on behalf of itself and on behalf of Registrant, Wallace J. Hilliard and Ronald A. Weyers, dated April 1, 1998.(1)

 10.4       Consolidated Federal Income Tax Allocation Agreement among
            Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"),
            United Wisconsin Insurance Company ("UWIC"), UWS, United
            Wisconsin Proservices, Inc. ("UWPS"), Leasing Unlimited,
            Inc., United Wisconsin Life Insurance Company ("UWLIC"),
            Compcare Health Services Insurance Corporation
            ("COMPCARE"), ProHealth, Inc. and Take Control, Inc., as amended by Amendments dated August 6, 1993 and May 9,
            1994, respectively.(1)

 10.5       Comprehensive Tax Allocation Agreement dated July 1, 1994
            among BCBSUW, UWS and various subsidiaries thereof.(1)

 10.6       Federal Income Tax Allocation Agreement among BCBSUW, UWS,
            UWIC, UWLIC, UWPS, Compcare, Take Control, Inc., Meridian
            Resource Corporation ("MRC"), Valley Health Plan, Inc.
            ("VALLEY") and United Wisconsin Capital Corporation
            ("UWCC") for the period commencing January 1, 1993, as amended.(1)

 10.7       Consolidated Federal Income Tax Allocation Agreement among
            UWS, UWIC, Compcare, Meridian Managed Care, Inc. ("MMC"),
            MRC, Valley, UWCC, Your Health Plan, Inc. ("YHP"), HMO of
            Wisconsin Insurance Corporation ("HMOW"), HMO-W, Inc. and
            Hometown Insurance Services, Inc. ("HTWN") commencing
            October 1, 1994.(1)

 10.8       Consolidated Federal Income Tax Allocation Agreement among
            UWS, UWIC, UWPS, Compcare, MMC, MRC, Valley, UWCC, YHP,
            HMOW, HMO-W, Inc., HTWN, United Heartland, Inc. ("UHI") and Meridian Marketing Services, Inc. ("MMS") commencing
            January 1, 1995.(1)

 10.9       Consolidated Federal Income Tax Allocation Agreement among
            UWS, UWIC, UWPS, Compcare, MMC, MRC, Valley, AMS HMO
            Holdings, Inc. (f/k/a UWCC), Unity Health Plans Insurance
            Corporation ("UNITY") (f/k/a HMOW), HMO-W, Inc., HTWN, UHI and MMS for the period commencing January 1, 1996, and American Medical Security Holdings, Inc., American Medical
            Security, Inc., American Medical Insurance Company,
            Continental Plan Services, Inc., Nurse Healthline, Inc.,
            Accountable Health Plans, Inc., AMS Provider Partnerships,
            Inc., Unity HMO of Illinois, Inc., American Medical
            Security Insurance Company of Ohio and American Medical
            Security Insurance Company of Georgia for the period commencing December 3, 1996.(1)

 10.10      Federal Income Tax Allocation Agreement among UWS, UNITY, HTWN,
            HMO-W, INC., VALLEY, COMPCARE, UWIC, MMS, UHI, UWPS, MRC, MMC,
            CNR HEALTH, INC. ("CNR"), Intercare Network, Inc. ("INI"),
            Heartland Dental Plan, Inc. ("HDP") and Heartland Dental Plan of
            Michigan, Inc. ("HDPM") dated September 25, 1998.

 10.11      Amended and Restated Joint Venture Agreement by and among
            BCBSUW, UWS (assigned to the Registrant), Valley and
            Midelfort Clinic, Ltd., effective January 1, 1997.(1)

 10.12 Intercompany Service Agreement between BCBSUW, UWS (assigned to the Registrant) and UWIC, effective January 1, 1998.(1)

 EXHIBIT
   NO.      DESCRIPTION
---------   ------------------------------------------------------------
 10.13      Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UWIC, effective January 1, 1998.(1)

 10.14 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UHI, effective January 1, 1998.(1)

 10.15 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MMC, effective January 1, 1998.(1)

 10.16 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare on behalf of its Pharmacy Services department, effective January 1,
            1998.(1)

 10.17 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare on behalf of its RxCel department, effective January 1, 1998.(1)

 10.18 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare, effective January 1,
            1998.(1)

 10.19 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Investigation and Recovery Services department, effective January 1,
            1998.(1)

 10.20 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Consulting
            Services department, effective January 1, 1998.(1)

 10.21 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Audit Services department, effective January 1, 1998.(1)

 10.22 Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UWPS, effective January 1, 1998.(1)

 10.23      Service Agreement between BCBSUW and Valley, effective
            January 1, 1993.(1)

 10.24 Service Agreement between UWS (assigned to the Registrant) and Community Health Systems, LLC, dated November 1,
            1994.(1)

 10.25      Form of Service Agreement between United Wisconsin Services,
            Inc. (f/k/a Newco/UWS, Inc.) and American Medical Security
            Group, Inc. (f/k/a United Wisconsin Services, Inc.).(1)

 10.26      Amended and Restated Joint Venture Agreement among BCBSUW,
            UWS (assigned to the Registrant), University Health Care,
            Inc. ("UHC" ), U-Care HMO, Inc. ("U-CARE") and Health
            Professionals, Inc. ("HPI") dated October 31, 1994.(1)

 10.27      Agreement of Merger and Joint Venture by and among UWS
            (assigned to the Registrant), UWS Acquisition Corporation,
            BCBSUW, HMO-W, Inc. and HMOW dated October 11, 1994.(1)

 10.28 Service Agreement between UWS (assigned to the Registrant) and HPI dated November 1, 1994.(1)

 10.29 License Agreement between UWS (assigned to the Registrant) and U-Care dated November 1, 1994.(1)

 10.30      Joint Venture Agreement among UWS (assigned to the
            Registrant), BCBSUW, Compcare and Northwoods Health Care,
            LLC dated July 1, 1996, as amended October 24, 1996.(1)

 10.31      Information System Service Agreement among Blue Cross Blue
            Shield of South Carolina and Blue Cross & Blue Shield
            United of Wisconsin dated August 23, 1996, as amended
            January 1, 1997.(1)

 10.32      Form of Trademark Assignment Agreement by and among UWS, the
            Registrant and UWLIC.(1)

 10.33      Registrant's Equity Incentive Plan as revised.(2)

 EXHIBIT
   NO.      DESCRIPTION
---------   ------------------------------------------------------------
 10.34      1998 Management Incentive Plan.(1)

 10.35      Registrant's Deferred Compensation Plan for Directors.(1)

 10.36      Registrant/BCBSUW 401(k) Plan.(1)

 10.37      Registrant/BCBSUW Union Employees 401(k) Plan.(1)

 10.38      Unity Health Plans Insurance Corp. 1998 Profit Sharing
            Plan.(1)

 10.39      Registrant's and BCBSUW's 1998 Profit Sharing Plan.(1)

 10.40      Registrant Voluntary Deferred Compensation Plan.(1)

 10.41      Registrant Deferred Compensation Trust.(1)

 10.42      Registrant/BCBSUW Hourly Pension Plan.(1)

 10.43      Registrant/BCBSUW Salaried Pension Plan.(1)

 10.44      Registrant/BCBSUW Supplemental Executive Retirement Plan.(1)

 10.45      Registrant Stock Appreciation Rights Plan.(1)

 10.46      Note and Pledge Agreement dated October 30, 1996, between
            BCBSUW and United Wisconsin Services, Inc. (assumed by and assigned to the Registrant).(1)

 10.47      Administrative Services Agreement between UWSI and HMO of
            Wisconsin Insurance Corporation, effective November 1,
            1994.(1)

 10.48 Amendment to Employee Benefits Agreement between Registrant and American Medical Security Group, Inc. effective
            September 21, 1998.(2)

 11         Statement regarding computation of per share earnings. (See
            Note 2 of Notes to Combined Financial Statements).(1)

 21         Subsidiaries of the Registrant.

 23.1       Consent of Ernst & Young LLP.

 27         Financial Data Schedule.

------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form 10 declared effective September 11, 1998.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(3) Incorporated by reference to Registrant's Registration Statement on Form S-1 declared effective November 25, 1998.