Form 10-Q
period 1999-03-31
UNITED WISCONSIN SERVICES INC
filed 1999-05-14
CIK 1062780

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1999


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

Yes     X      No
       ----        ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock outstanding as of April 30, 1999 was 16,844,998.

                         UNITED WISCONSIN SERVICES, INC.

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter Ended March 31, 1999




PART I

Financial Statements and Supplementary Data.................................................................. 3

Management's Discussion and Analysis of Financial Condition and Results of Operations........................11

Quantitative and Qualitative Disclosures about Market Risk...................................................18


PART II

Other Information............................................................................................19

Signature Page...............................................................................................20

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                       March 31,           December 31,
                                                                                          1999                 1998
                                                                                        ---------            ---------
                                                                                             (In Thousands)

              ASSETS

              Current Assets:


                 Cash and cash equivalents                                                $ 7,656             $ 26,385
                 Investments--available for sale                                          160,526              158,463
                 Other receivables                                                         71,307               65,464
                 Prepaid and other current assets                                           9,234                6,778
                                                                                        ---------            ---------
                       Total Current Assets                                               248,723              257,090

              Investments--held to maturity                                                 7,911                7,710
              Property and equipment, net                                                   8,956                8,963
              Goodwill and other intangible assets, net                                     7,613                7,751
              Other noncurrent assets                                                      17,896               16,694
                                                                                        ---------            ---------
              Total Assets                                                              $ 291,099            $ 298,208
                                                                                        ---------            ---------
                                                                                        ---------            ---------

            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       March 31,            December 31,
                                                                                          1999                  1998
                                                                                     ---------------       ---------------
                                                                                                (IN THOUSANDS)
              LIABILITIES AND SHAREHOLDERS' EQUITY

              Current Liabilities:

                 Medical and other benefits payable                                        $ 62,484              $ 70,659
                 Advance premiums                                                            29,331                30,584
                 Note payable to affiliates                                                  70,000                70,000
                 Due to affiliates - other                                                   10,436                 7,513
                 Payables and accrued expenses                                               18,053                19,129
                 Other current liabilities                                                    8,314                10,527
                                                                                     ---------------       ---------------

                       Total Current Liabilities                                            198,618               208,412

              Other noncurrent liabilities                                                   26,303                25,337
                                                                                     ---------------       ---------------

                       Total Liabilities                                                    224,921               233,749

              Shareholders' Equity:

                 Preferred stock (no par value, 1,000,000 shares authorized)                      -                     -
                 Common stock (no par value, no stated value,
                     50,000,000 shares authorized, 16,844,871 and 16,812,081
                     issued and outstanding at March 31, 1999
                     and December 31, 1998, respectively)                                    13,659                13,378
                 Retained earnings                                                           52,760                50,088
                 Unrealized gains (losses) on investments, net of taxes                        (241)                  993
                                                                                     ---------------       ---------------

                       Total Shareholders' Equity                                            66,178                64,459
                                                                                     ---------------       ---------------


              Total Liabilities and Shareholders' Equity                                  $ 291,099             $ 298,208
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       --------------------------------
                                                                           1999              1998
                                                                       --------------   ---------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)

              Revenues:
                 Health services revenue:
                    Premium revenue                                        $ 160,321         $ 148,076
                    Other revenue                                              9,325             7,121
                 Investment results                                            3,363             3,961
                                                                       --------------   ---------------

                       Total Revenues                                        173,009           159,158

              Expenses:

                 Medical and other benefits                                  138,936           126,067
                 Selling, general and administrative expenses                 28,696            24,392
                 Profit (loss) sharing on provider arrangements                 (130)            1,124
                 Interest expense                                              1,184                 -
                 Amortization of goodwill and other intangibles                  165               116
                                                                       --------------   ---------------

                       Total Expenses                                        168,851           151,699
                                                                       --------------   ---------------

              Income before Income Taxes                                       4,158             7,459

              Income Tax Expense                                               1,486             2,743
                                                                       --------------   ---------------

              Net Income                                                     $ 2,672           $ 4,716
                                                                       --------------   ---------------
                                                                       --------------   ---------------

              Diluted Earnings (1998 pro forma) Per
                 Common Share                                                 $ 0.16            $ 0.24
                                                                       --------------   ---------------
                                                                       --------------   ---------------



             See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                             -----------------------------
                                                                                                1999             1998
                                                                                             ------------     ------------
                                                                                                    (IN THOUSANDS)
              Operating Activities:

                 Net Income                                                                      $ 2,672          $ 4,716
                 Adjustments to reconcile net income to net cash
                      provided by (used in) operating activities:
                          Depreciation and amortization                                              833              632
                          Realized investment gains                                                 (968)          (1,379)
                          Deferred income tax expense (benefit)                                      705             (310)
                          Changes in operating accounts:
                           Other receivables                                                      (5,127)            (346)
                           Due from clinics and providers                                           (839)             982
                           Medical and other benefits payable                                     (7,059)             190
                           Advance premiums                                                       (1,253)           5,342
                           Due to/from affiliates                                                  2,157            1,415
                           Other, net                                                             (6,269)           1,100
                                                                                             ------------     ------------

                               Net Cash Provided by (Used in) Operating Activities               (15,148)          12,342

              Investing Activities:

                 Purchases of available for sale investments                                     (54,457)         (51,966)
                 Proceeds from sale of available for sale investments                             42,532           47,056
                 Proceeds from maturity of available for sale investments                          8,650                -
                 Purchases of held to maturity investments                                          (204)            (239)
                 Proceeds from maturity of held to maturity investments                                -              195
                 Additions to property and equipment                                                (540)            (999)
                                                                                             ------------     ------------

                               Net Cash Used in Investing Activities                              (4,019)          (5,953)

              Financing Activities:

                 Issuances of common stock                                                             1                -
                 Proceeds from line of credit                                                        490                -
                 Repayment of debt                                                                   (53)               -
                 Decrease in investments by and advances from AMSG                                     -               (7)
                                                                                             ------------     ------------

                               Net Cash Provided by (Used in) Financing Activities                   438               (7)

              Cash and Cash Equivalents:
                 Increase (decrease) during period                                               (18,729)           6,382
                 Balance at beginning of year                                                     26,385           17,033
                                                                                             ------------     ------------
                               Balance at End of Period                                          $ 7,656         $ 23,415
                                                                                             ------------     ------------
                                                                                             ------------     ------------

             See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 March 31, 1999




Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December 31, 1999 and 1998. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in United Wisconsin Services, Inc. (the "Company") Form 10-K, as filed with the Securities and Exchange Commission.

The accompanying unaudited interim consolidated financial statements present the consolidated financial position, consolidated results of operations and cash flows as if the Company had been an independent, publicly owned company for all periods presented prior to the spin off ("Spin off" or "Distribution") from American Medical Security Group, Inc. ("AMSG", formerly United Wisconsin Services, Inc.) on September 25, 1998 ("Spin off date"). Certain estimates, assumptions and allocations were made to facilitate the preparation of the unaudited interim consolidated financial statements.

Note B. Net Income Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for employee stock options.

The following table provides a reconciliation of the number of weighted average basic and diluted shares outstanding:


                                                                          Three months ended
                                                                            March 31, 1999
                                                                         ----------------------

        Weighted average common shares outstanding                            16,823,387
        Potentially dilutive stock options                                        11,566
                                                                         ----------------------

        Weighted average common and potentially
             dilutive shares outstanding                                      16,834,953
                                                                         ----------------------
                                                                         ----------------------

Options to purchase 2,690,034 shares during the three months ended March 31, 1999 were not included in the computation of earnings per diluted common share price since the options' exercise prices were greater than the average market price of the outstanding common shares.

Note C.  Pro Forma Financial Information

In conjunction with the distribution of assets pursuant to the Spin off, the Company assumed a $70 million note obligation to Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"). The assumption of debt was effective September 11, 1998. The unaudited pro forma results presented on the interim consolidated statement of income and below, have been prepared for informational purposes only. These results include the adjustment to historical results, based on additional interest expense for the quarter ended March 31, 1998, net of related income tax. Pro forma calculations for dilutive securities for the first quarter of 1998, assume that the price of the stock and the strike price of the options is the same during the period.

The following unaudited pro forma information presents a summary of the effect on net income as if the Spin off had occurred at the beginning of the period:

                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1998
                                                             ------------------------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)

  Net income as reported                                                   $4,716
  Pro forma adjustment - interest expense, net of taxes                       792
                                                                ------------------------
  Pro forma net income                                                     $3,924
                                                                ------------------------
                                                                ------------------------
  Pro forma diluted weighted average common shares                     16,515,874

  Pro forma diluted earnings per common share                               $0.24
                                                                ------------------------
                                                                ------------------------

The unaudited pro forma financial information presented on the consolidated statement of income and above, do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred at the beginning of the periods presented or of the future results of operations.

Note D. Related Party

The Company continues to negotiate with BSBSUW for the possible purchase by BCBSUW of approximately 2,750,000 shares of the Company's common stock to be issued in a privately negotiated transaction. This purchase is part of the previously disclosed plan for BCBSUW to increase its ownership in the Company to allow Compcare Health Services Insurance Company, a wholly owned subsidiary of the Company, to use the Blue Cross and Blue Shield brand on its products.

Note E. Comprehensive Income

A reconciliation from net income reported in the Statement of Income and comprehensive income from operations is stated below:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1999           1998
                                                               -----------    -----------
                                                                      (IN THOUSANDS)

  Net income per Statement of Income                            $ 2,672         $4,716
  Unrealized gains (losses) on investments, net of taxes         (1,234)           927
                                                               -----------    -----------

  Comprehensive income                                          $ 1,438         $5,643
                                                               -----------    -----------
                                                               -----------    -----------

Comprehensive income is defined therein as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Accumulated effect of comprehensive income (loss) was $(0.2) million and $1.0 million as of March 31, 1999 and December 31, 1998, respectively.

Note F. Segment Reporting

The Company has two reportable business segments: Health Maintenance Organization ("HMO") products sold primarily in Wisconsin, and specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services, case management and receivables management sold throughout the United States.

 "Other Operations" includes operations not directly related to the business segments, unallocated corporate items (i.e. corporate interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses) and intercompany eliminations. The Company evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the December 31, 1998 audited financial statements in the summary of significant accounting policies.

Financial data by segment is as follows:

                                                                          Three months ended March 31,
                                                                       ------------------------------------
                                                                            1999                 1998
                                                                       ------------------------------------
                                                                                 (IN THOUSANDS)
Health services revenue:
    HMO products                                                              $136,898            $126,636
    Specialty managed care products and services                                36,709              32,468
    Other operations                                                            (3,961)             (3,907)
                                                                       ------------------------------------
        Total consolidated                                                    $169,646            $155,197
                                                                       ------------------------------------
                                                                       ------------------------------------

Investment results:
    HMO products                                                                $1,982              $1,593
    Specialty managed care products and services                                 1,363               2,232
    Other operations                                                                18                 136
                                                                       ------------------------------------
        Total consolidated                                                      $3,363              $3,961
                                                                       ------------------------------------
                                                                       ------------------------------------

Income (loss) before income tax expense:
    HMO products                                                                $2,503              $3,775
    Specialty managed care products and services                                 3,189               4,006
    Other operations                                                           (1,534)               (322)
                                                                       ------------------------------------
        Total consolidated                                                      $4,158              $7,459
                                                                       ------------------------------------
                                                                       ------------------------------------

                                                                          March 31,         December 31,
                                                                            1999                1998
                                                                       ------------------------------------
                                                                                 (IN THOUSANDS)
Total assets:
    HMO products                                                              $138,333            $138,272
    Specialty managed care products and services                               153,287             151,845
    Other operations                                                              (521)              8,091
                                                                       ------------------------------------
        Total consolidated                                                    $291,099            $298,208
                                                                       ------------------------------------
                                                                       ------------------------------------



                                                                          Three months ended March 31,
                                                                            1999               1998
                                                                       ------------------------------------
                                                                                 (IN THOUSANDS)

Health services revenue from transactions with other operating segments:
    HMO products                                                               $  460             $  481
    Specialty managed care products and services                                3,669              3,766


Note G. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1998 to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      United Wisconsin Services, Inc. (the "Company") is a Wisconsin corporation organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty businesses of the Company's predecessor, American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.). On September 25, 1998, the Company was spun off (the "Spin off") from its former parent AMSG.

      The Company is a leading provider of managed health care services and employee benefit products. The Company's two primary product lines are: (i) Health Maintenance Organization ("HMO") products, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point-of-service ("POS") and other related products managed by Compcare, Valley and Unity, and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services, case management and receivables management, sold throughout the United States. Operating results and statistics for these product groups are presented below for the periods indicated.

      The following Management's Discussion and Analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the Company's Form 10-K.

RESULTS OF OPERATIONS

TOTAL REVENUES

      Total revenues for the three months ended March 31, 1999 increased 8.7% to $173.0 million from $159.2 million for the three months ended March 31, 1998. These increases were due primarily to increased membership in all the major product lines and general premium increases.

      HEALTH SERVICES REVENUES -- HMO health services revenues for the three months March 31, 1999 increased 8.1% to $136.9 million from $126.6 million for the three months ended March 31, 1998. Average insured HMO medical premium per member for the three months ended March 31, 1999 increased 4.2% from the same period in the prior year. The average number of insured HMO medical members for the three months ended March 31, 1999 increased 3.7% to 297,609 from 286,891 for the three months ended March 31, 1998.

      Health services revenues for specialty managed care products and services for the three months ended March 31, 1999 increased 12.9% to $36.7 million from $32.5 million for the three months ended March 31, 1998. This increase was due primarily to an increase in covered lives and additional revenue of $1.3 million in the first quarter of 1999 from the acquisitions of Intercare Network, Inc. ("Intercare") and Ladd Enterprises, Inc. ("Ladd") which occurred during the second half of 1998. This increase was partially offset by the Company's exit from the vision business in the first quarter of 1999. Premium revenues for the vision business were $0.6 million for the three months ended March 31, 1998.

      NET INVESTMENT RESULTS -- Investment results include investment income and realized gains on investments. Investment results for the three months ended March 31, 1999 decreased 15.0% to $3.4 million from $4.0 million for the three months ended March 31, 1998. Average annual investment yields, excluding net realized gains, were 5.2% for the three months ended March 31, 1999 and 5.8% for the three months ended March 31, 1998. The decreased yields were representative of economic trends in the financial markets.

      Average invested assets for the three months ended March 31, 1999 increased 1.2% to $185.1 million from $182.9 million for the three months ended March 31, 1998.

      Investment gains are realized in the normal investment process in response to market opportunities. Realized gains for the three months ended March 31, 1999 were $1.0 million compared to $1.4 million for the three months ended March 31, 1998.

EXPENSE RATIOS

      LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 86.7% for the first quarter of 1999 compared with 85.1% for the first quarter of 1998. The consolidated loss ratio is influenced by the component loss ratio for each of the Company's primary product lines, as discussed below.

      The medical loss ratio for HMO products for the three months ended March 31, 1999 was 89.4%, compared with 88.4% for the three months ended March 31, 1998. The increase is principally due to increased claims on out-of-area health services provided to Compcare and Valley members. This out-of-area component had premium and incurred claims of $2.2 million and $3.4 million for the first quarter of 1999, compared to $2.3 million and $1.6 million for the first quarter of 1998, respectively.

      The loss ratio for the risk products within specialty managed care products and services for the three months ended March 31, 1999 was 74.1% compared with 71.4% for the three months ended March 31, 1998. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business, and as a result, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for the four products should range between 70% and 75%. United Heartland, Inc. workers' compensation block of business had achieved better than expected results during 1998, while the first quarter of 1999 results represent an increased loss ratio which is more in line with industry and targeted results.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products for the first quarter of 1999 was 10.3%, compared with 9.0% for the first quarter of 1998. Substantially all of the increase in the SGA expense ratio relates to the Company's implementation of its Year 2000 readiness program for the Compcare HMO business. The additional costs associated with the conversion to the upgraded computer system will continue into the second quarter of 1999, but at a lower level and should not have an impact beyond the end of the second quarter.

      SGA expense ratio related to the risk products within specialty managed care products and services for the first quarter of 1999 was 23.5%, compared with 24.3% for the first quarter of 1998. This decrease was primarily due to an expense credit of approximately $0.2 million in the first quarter of 1999, related to the Company's participation in a reinsurance pool for the State of Wisconsin group life insurance program. Such expense credits or offsetting expense charges may continue throughout 1999. The Company does not expect such credits to continue beyond 1999.

      The operating expense ratio related to the service products within specialty managed care products and services for the first quarter of 1999 was 89.0%, compared with 91.2% for the first quarter of 1998. This improvement is primarily related to the receipt of additional profit sharing from Virginia Surety Company, which is reported as increased revenue in the Company's workers' compensation block of business. In addition, during the second half of 1998 the Company acquired Ladd and Intercare, which have lower than average operating expense ratios.

OTHER EXPENSES

      Profit (loss) sharing on joint ventures was $(0.1) million for the three months ended March 31, 1999 compared with $1.1 million for the three months ended March 31, 1998. These balances are related to the Unity and Valley provider arrangements and reflect the relative profitability of these entities.

      Amortization of goodwill and other intangibles for the three months ended March 31, 1999 was $0.2 million compared with $0.1 million for the three months ended March 31, 1998. The increase is due to goodwill arising from the acquisitions of Intercare and Ladd during the second half of 1998.

      Interest expense for the three months ended March 31, 1999 was primarily related to the $70 million note obligations to BCBSUW which was assumed on September 11, 1998 in conjunction with the Spin off.

NET INCOME FROM OPERATIONS

      Net income from operations for the three months ended March 31, 1999 decreased 42.6% to $2.7 million from $4.7 million for the three months ended March 31, 1998.

      The Company's effective tax rate was 35.7% for the three months ended March 31, 1999 compared with 36.8% for the three months ended March 31, 1998. This rate fluctuates based upon the relative profitability of the Company's two product lines and the differing effective tax rate for each of those product lines. The effective tax rate by product line ranges from 34% to 43%. In addition to the impact from the mix of earnings, favorable adjustments relating to prior periods totaling approximately $0.2 million were recorded during the first quarter of 1999.

SUMMARY OF OPERATING RESULTS AND STATISTICS

       Operating results and statistics for the two primary product groups are presented below for the periods indicated.

                                                                                  March 31,
                                                                        ------------------------------
                                                                           1999             1998
                                                                       --------------  --------------
Members at end of period:

HMO members by business unit:
    Compcare                                                                175,656        169,532
    Valley                                                                   41,953         40,319
    Unity                                                                    86,491         84,294
                                                                       --------------  --------------

         Total  HMO members                                                 304,100        294,145
                                                                       --------------  --------------
                                                                       --------------  --------------
HMO members by product type:
    Commercial                                                              184,414        185,945
    Point of Service                                                         73,300         63,434
    Medicaid                                                                 39,894         38,935
                                                                       --------------  --------------
         Total  insured members                                             297,608        288,314
    Self-insured members                                                      6,492          5,831
                                                                       --------------  --------------
         Total HMO members                                                  304,100        294,145
                                                                       --------------  --------------
                                                                       --------------  --------------
Specialty managed care products and services:
    UWG Life/AD&D                                                           159,776        140,091
    Dental - HMO                                                            172,000        167,901
    UWG Dental                                                               12,696         12,448
    Disability                                                              112,056         91,142
    Behavioral Health                                                       961,774        898,222
    Workers' Compensation                                                    54,142         53,280
                                                                       --------------  --------------
         Total Specialty managed care
            products and services members                                 1,472,444      1,363,084
                                                                       --------------  --------------
                                                                       --------------  --------------


                                                                         Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                         1999           1998
                                                                      -----------    -----------
Health services revenues (as a percentage of the total):
    HMO products                                                          80.7%         81.6%
    Specialty managed care products and services
      Service Products                                                     7.5           6.8
      Risk Products                                                       14.1          14.1
    Intercompany eliminations                                             (2.3)         (2.5)
                                                                      -----------    -----------
          Total                                                          100.0%        100.0%
                                                                      -----------    -----------
                                                                      -----------    -----------

Operating statistics:
    HMO products:
      Medical loss ratio (1)                                              89.4%         88.4%
      Selling, general, & administrative
         expense ratio (2)                                                10.3           9.0
      Combined loss and expense ratio                                     99.7          97.4


    Specialty managed care products and services:
      Service products:
        Operating expense ratio*                                          89.0%         91.2%
      Risk products:
        Loss ratio (1)                                                    74.1          71.4
        Selling, general, & administrative
            expense ratio (2)                                             23.5          24.3
        Combined loss and expense ratio                                   97.6          95.7


Consolidated:
        Loss ratio (1)                                                    86.7%         85.1%
        Net income margin (3)                                              1.5           3.0


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

      The Company has typically generated positive cash flow from operations in prior years. For the three months ended March 31, 1999, net cash was used in operating activities in the amount of $15.1 million, compared with net cash provided by operating activities of $12.3 million for the three months ended March 31, 1998. The decrease in cash flows from operations in 1999 was due primarily to an increase in premiums receivables and reductions in medical and other benefits payable and other liabilities. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $8.9 million during the first three months of 1999 and $10.0 million during the first three months of 1998 to meet short-term cash needs. The outstanding balance on the line of credit at March 31, 1999 was $0.5 million compared with no outstanding balance at March 31, 1998.

      The Company's investment portfolio consists primarily of investment grade bonds and Government securities, and has a limited exposure to equity securities. At March 31, 1999, $126.7 million or 75.1% of the Company's total investment portfolio was invested in bonds compared with $132.8 million or 79.8% at December 31, 1998. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at March 31, 1999 and December 31, 1998, respectively. The majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $0.3 million at March 31, 1999 and greater than amortized cost by $1.9 million at December 31, 1998. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal-only strips of U. S. Government securities), real estate held for investment or financial derivatives.

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

      In conjunction with the Spin off, the Company assumed a $70 million note obligation to BCBSUW that matures on October 30, 1999. The assumption of debt was effective September 11, 1998.

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

       The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and processing of medical claims. That assessment also indicated that software and hardware (embedded chips) used in building operations and office equipment (hereafter referred to as non-IT systems) are at risk. The Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's non-IT systems. In addition, the Company has inquired and gathered information about the Year 2000 readiness status of its significant suppliers and vendors and continues to monitor their readiness.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

       As of March 31, 1999, the Company was approximately 90% complete with the remediation phase for its information technology exposures. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases are expected to run concurrently for different systems. For all systems where the Company has completed the remediation phase, the Company has also completed the testing and implementation phases. For those systems where remediation is still underway, the Company expects to complete remediation, testing and implementation by September 30, 1999.

       The remediation phase of non-IT systems is nearly complete. Testing of remediated non-IT systems is approximately 90% complete. Once testing is complete, the non-IT systems are expected to be ready for immediate use. The Company expects to complete its remediation efforts, testing and implementation of affected non-IT systems by May 31, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

       The Company outsources and relies extensively on third party systems to process selected payroll, membership and claims processing functions, among others. The Company is in the process of working with third party vendors to ensure that their systems are Year 2000 ready. Several third party systems are currently not Year 2000 ready. Compcare utilizes a membership system that is expected to complete its upgrades and testing by May 31, 1999. United Wisconsin Group, which includes the Company's wholly owned subsidiaries United Wisconsin Insurance Company and United Heartland Life Insurance Company, is expected to be Year 2000 ready by September 30, 1999 for its administrative, claims and billing systems. Based on discussions with these key vendors, the Company is of the understanding that the vendor systems utilized are or will be Year 2000 ready.

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

COST OF THE YEAR 2000 PROJECT

      The Company has utilized both internal and external resources to reprogram or replace, test and implement the software and non-IT systems for the Year 2000 modifications. The total direct costs of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. To date, the Company has incurred $1.0 million of identifiable costs related to all phases of the Year 2000 project. Remaining costs, to be incurred to complete the Year 2000 project, are estimated to approximate $0.5 million. In addition, the Company has capitalized $2.7 million related to other functionality enhancing system upgrades which also provide Year 2000 readiness. A number of other modifications to current systems are covered by existing maintenance agreements and by normal upgrades and do not present incremental additional expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is provided under the caption `Liquidity and Capital Resources' under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Because of the Company's investment policies, the primary market risks associated with the Company's portfolio are interest rate risk, credit risk, and the risk related to fluctuations in equity prices. With respect to interest rate risk, a reasonably near-term rise in interest rates could negatively affect the fair value of the Company's bond portfolio; however, because the Company considers it unlikely that the Company would need to choose to substantially liquidate its portfolio, the Company believes that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, the Company is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

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

      The Company uses a sensitivity model to assess the inherent rate risk of its fixed income investments. The model includes all fixed income securities held and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. No significant changes have occurred in the determination of the reduction in the fair value of the Company's modeled financial assets as a result of a hypothetical instantaneous 100 basis point increase since last reported as of December 31, 1998.

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



DATE:   5/13/99
        -------

                                 UNITED WISCONSIN SERVICES, INC.




                                        /s/ C. Edward Mordy
                                  ----------------------------------
                                          C. Edward Mordy
                                  Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                        Chief Accounting Officer)