Form 10-Q
period 1999-06-30
UNITED WISCONSIN SERVICES INC
filed 1999-08-13
CIK 1062780

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the Period Ended June 30, 1999


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

Common stock outstanding as of July 31, 1999 was 16,845,275.

                         UNITED WISCONSIN SERVICES, INC.

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                       For the Period Ended June 30, 1999

PART I

Financial Statements and Supplementary Data.......................................    3

Management's Discussion and Analysis of Financial Condition and Results
 of Operations....................................................................   11

Quantitative and Qualitative Disclosures about Market Risk........................   19


PART II

Other Information.................................................................   21

Signature Page....................................................................   23

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,           December 31,
                                                                                        1999                 1998
                                                                                   ---------------      ---------------
                                                                                             (IN THOUSANDS)
              ASSETS

              Current Assets:

                 Cash and cash equivalents                                                $ 4,686             $ 26,385
                 Investments--available for sale                                          148,428              158,463
                 Other receivables                                                         65,957               65,464
                 Prepaid and other current assets                                          18,482                6,778
                                                                                   ---------------      ---------------

                       Total Current Assets                                               237,553              257,090

              Investments--held to maturity                                                 8,161                7,710
              Property and equipment, net                                                   9,110                8,963
              Goodwill and other intangible assets, net                                    10,612                7,751
              Other noncurrent assets                                                      22,470               16,694
                                                                                   ---------------      ---------------






              Total Assets                                                              $ 287,906            $ 298,208
                                                                                   ===============      ===============


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        June 30,            December 31,
                                                                                          1999                  1998
                                                                                     ---------------       ---------------
                                                                                                (IN THOUSANDS)
              LIABILITIES AND SHAREHOLDERS' EQUITY

              Current Liabilities:

                 Medical and other benefits payable                                        $ 50,941              $ 70,659
                 Advance premiums                                                            31,651                30,584
                 Note payable to affiliate                                                   70,000                70,000
                 Due to affiliates - other                                                    6,850                 7,513
                 Payables and accrued expenses                                               21,350                19,129
                 Other current liabilities                                                   17,555                10,527
                                                                                     ---------------       ---------------

                       Total Current Liabilities                                            198,347               208,412

              Other noncurrent liabilities                                                   31,888                25,337
                                                                                     ---------------       ---------------

                       Total Liabilities                                                    230,235               233,749

              Shareholders' Equity:

                 Preferred stock (no par value, 1,000,000 shares authorized)                      -                     -
                 Common stock (no par value, no stated value,
                     50,000,000 shares authorized, 16,845,067 and 16,812,081
                     issued and outstanding at June 30, 1999
                     and December 31, 1998, respectively)                                    13,660                13,378
                 Retained earnings                                                           44,775                50,088
                 Unrealized gains (losses) on investments, net of taxes                        (764)                  993
                                                                                     ---------------       ---------------

                       Total Shareholders' Equity                                            57,671                64,459
                                                                                     ---------------       ---------------


              Total Liabilities and Shareholders' Equity                                  $ 287,906             $ 298,208
                                                                                     ===============       ===============


            See Notes to Interim Consolidated Financial Statements.

                           UNITED WISCONSIN SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three months ended                    Six months ended
                                                                        June 30,                             June 30,
                                                               --------------------------          ---------------------------
                                                                 1999             1998               1999              1998
                                                               ---------        ---------          ---------         ---------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
 Revenues:
    Health services revenue:
     Premium revenue                                           $ 160,879        $ 150,526          $ 321,200         $ 298,602
     Other revenue                                                10,940            7,257             20,265            14,378
    Investment results                                             3,124            5,999              6,487             9,960
                                                               ---------        ---------          ---------         ---------
           Total Revenues                                        174,943          163,782            347,952           322,940

 Expenses:

     Medical and other benefits                                  153,050          127,641            291,986           253,708
     Selling, general and administrative expenses                 34,088           26,282             62,784            50,674
     Profit (loss) sharing on provider arrangements                 (150)             289               (280)            1,413
     Interest expense                                              1,241                -              2,425                 -
     Amortization of goodwill and other intangibles                  195               99                360               215
                                                               ---------        ---------          ---------         ---------
           Total Expenses                                        188,424          154,311            357,275           306,010
                                                               ---------        ---------          ---------         ---------
 Income (Loss) before Income Taxes                               (13,481)           9,471             (9,323)           16,930

 Income Tax Expense (Benefit)                                     (5,496)           3,772             (4,010)            6,515
                                                               ---------        ---------          ---------         ---------
 Net Income (Loss)                                              $ (7,985)         $ 5,699           $ (5,313)         $ 10,415
                                                               ---------        ---------          ---------         ---------
                                                               ---------        ---------          ---------         ---------
 Basic and Diluted Earnings (Loss) Per Common
     Share (1998 pro forma)                                      $ (0.47)          $ 0.30            $ (0.32)           $ 0.53
                                                               ---------        ---------          ---------         ---------
                                                               ---------        ---------          ---------         ---------


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                             -----------------------------
                                                                                                1999             1998
                                                                                             ------------     ------------
                                                                                                    (IN THOUSANDS)
              Operating Activities:

                 Net Income (Loss)                                                              $ (5,313)        $ 10,415
                 Adjustments to reconcile net income (loss) to net cash
                      provided by (used in) operating activities:
                        Depreciation and amortization                                              1,764            1,278
                        Realized investment gains                                                 (1,789)          (5,023)
                        Deferred income tax expense (benefit)                                       (596)             116
                        Changes in operating accounts:
                         Other receivables                                                          (505)           1,375
                         Medical and other benefits payable                                      (18,145)          (6,006)
                         Advance premiums                                                          1,067            5,705
                         Due to/from affiliates                                                     (679)             717
                         Other, net                                                               (7,220)          (4,492)
                                                                                             ------------     ------------

                               Net Cash Provided by (Used in) Operating Activities               (31,416)           4,085

              Investing Activities:
                 Acquisition of subsidiaries (net of cash and cash equivalents
                      acquired of $253,000)                                                       (3,168)               -
                 Purchases of available for sale investments                                     (80,890)        (102,367)
                 Proceeds from sale of available for sale investments                             80,496           98,291
                 Proceeds from maturity of available for sale investments                          8,650            5,575
                 Purchases of held to maturity investments                                          (459)            (313)
                 Proceeds from maturity of held to maturity investments                                -              265
                 Additions to property and equipment                                              (1,104)          (1,946)
                                                                                             ------------     ------------

                               Net Cash Provided by (Used in) Investing Activities                 3,525             (495)

              Financing Activities:

                 Issuances of common stock                                                             2                -
                 Proceeds from line of credit                                                      6,715                -
                 Repayment of debt                                                                  (525)               -
                 Decrease in investments by and advances from AMSG                                     -           (5,873)
                                                                                             ------------     ------------

                               Net Cash Provided by (Used in) Financing Activities                 6,192           (5,873)

              Cash and Cash Equivalents:
                 Decrease during period                                                          (21,699)          (2,283)
                 Balance at beginning of year                                                     26,385           17,033
                                                                                             ------------     ------------
                               Balance at End of Period                                          $ 4,686         $ 14,750
                                                                                             ============     ============


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                  June 30, 1999

Note A.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December 31, 1999 and 1998. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in United Wisconsin Services, Inc. (the "Company") Form 10-K, as filed with the Securities and Exchange Commission.

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

Note B.  Net Income (Loss) Per Share

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for employee and board of director stock options. When the Company reports a net loss, potentially dilutive securities are not included in the calculation of Earnings Per Share ("EPS") because their inclusion would have an antidilutive effect.

The weighted average number of common shares outstanding used in the calculation of both basic and diluted EPS are 16,845,043 and 16,834,275 for the three months and six months ended June 30, 1999, respectively.

Options to purchase 2,349,235 and 2,549,331 common shares during the three months and six months ended June 30, 1999, respectively, were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the outstanding common shares. In addition, 400,900 and 432,267 potentially dilutive common shares for the three months and six months ended June 30, 1999, respectively, were not included because the Company had a net loss in the periods presented for 1999 and their inclusion would have been antidilutive.

Note C.  Pro Forma Financial Information

In conjunction with the distribution of assets pursuant to the Spin off, the Company assumed a $70 million note obligation to Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"). The assumption of debt was effective September 11, 1998. The unaudited pro forma results presented on the interim consolidated statement of income and below, have been prepared for informational purposes only. These results include the adjustment to historical results, based on additional interest expense for the three month and six month periods ended June 30, 1998, net of related income tax. Pro forma calculations for dilutive securities for the second quarter and year-to-date of 1998, assume that the price of the common shares and the strike price of the options is the same during the periods.

The following unaudited pro forma information presents a summary of the effect on net income as if the Spin off had occurred at the beginning of the period:

                                                                      Three months           Six months
                                                                          ended                 ended
                                                                      June 30, 1998         June 30, 1998
                                                                     ---------------       ---------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Net income as reported                                               $         5,699       $        10,415
Pro forma adjustment - interest expense, net of taxes                            789                 1,581
                                                                     ---------------       ---------------
Pro forma net income                                                 $         4,910       $         8,834
                                                                     ---------------       ---------------
                                                                     ---------------       ---------------

Pro forma basic and diluted weighted average common shares                16,546,176            16,531,108

Pro forma basic and diluted earnings per common share                $          0.30       $          0.53
                                                                     ---------------       ---------------
                                                                     ---------------       ---------------

The unaudited pro forma financial information presented on the consolidated statement of income and above, do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred at the beginning of the periods presented or of the future results of operations.

Note D.  Related Party

The Company and BCBSUW have discontinued negotiations for a private purchase by BCBSUW of newly issued shares of the Company's common stock. BCBSUW instead, is in the process of purchasing approximately 1.4 million of the Company's shares in the market as a result of the previously disclosed plan for BCBSUW to increase its ownership in the Company. The majority ownership by BCBSUW will allow Compcare Health Services Insurance Corporation, a wholly owned subsidiary of the Company, to use the Blue Cross and Blue Shield brand on its products.

BCBSUW's Board of Directors announced in June of 1999 its intention to convert BCBSUW from a service insurance corporation to a stockholder-owned corporation. The conversion is authorized under existing state law and would occur following the required approval by Wisconsin regulators, including the Office of the Commissioner of Insurance. In conjunction with the planned change in corporate structure of BCBSUW, the Company plans to pursue opportunities for a possible merger or other business combination with BCBSUW. Any merger or other business combination is not expected to occur before October of 2000.

Note E.  Comprehensive Income

A reconciliation from net income (loss) reported in the Consolidated Statements of Income to comprehensive income (loss) is stated below:

                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                     ---------------------------- -----------------------------
                                                         1999            1998           1999            1998
                                                     -----------     ------------    -----------    -----------
                                                                            (IN THOUSANDS)
Net income (loss) per Consolidated Statements
     of Income                                         $(7,985)        $ 5,699        $(5,313)       $10,415
Unrealized gains (losses) on investments,
     net of taxes                                         (523)         (2,891)        (1,757)        (1,964)
                                                     -----------     ------------    -----------    -----------
Comprehensive income (loss)                            $(8,508)        $ 2,808        $(7,070)       $ 8,451
                                                     -----------     ------------    -----------    -----------
                                                     -----------     ------------    -----------    -----------

Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. The accumulated effect of comprehensive income (loss) was a reduction of $0.8 million and an increase of $1.0 million as of June 30, 1999 and December 31, 1998, respectively.

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

 "Other Operations" includes operations not directly related to the business segments, unallocated corporate items (i.e. interest expense on corporate debt, amortization of goodwill and intangibles, unallocated overhead expenses and one-time transaction and reorganization costs) and intercompany eliminations. The Company evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the December 31, 1998 audited financial statements in the summary of significant accounting policies.

Financial data by segment is as follows:

                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                       --------------- ---------------     --------------- --------------
                                                             1999            1998                1999           1998
                                                       --------------- ---------------     --------------- --------------
                                                                                 (IN THOUSANDS)
Health services revenue:
    HMO products                                             $138,017        $128,066            $274,915       $254,702
    Specialty managed care products and services               37,931          33,723              74,640         66,191
    Other operations                                           (4,129)         (4,006)             (8,090)        (7,913)
                                                       --------------- ---------------     --------------- --------------
        Total consolidated                                   $171,819        $157,783            $341,465       $312,980
                                                       --------------- ---------------     --------------- --------------
                                                       --------------- ---------------     --------------- --------------

                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                     ------------- -----------       ----------- ----------
                                                          1999        1998              1999       1998
                                                     ------------- -----------       ----------- ----------
                                                                         (IN THOUSANDS)
Investment results:
    HMO products                                           $1,478      $2,445            $3,460     $4,038
    Specialty managed care products and services            1,623       3,470             2,986      5,702
    Other operations                                           23          84                41        220
                                                     ------------- -----------       ----------- ----------
        Total consolidated                                 $3,124      $5,999            $6,487     $9,960
                                                     ------------- -----------       ----------- ----------
                                                     ------------- -----------       ----------- ----------

Income (loss) before income tax expense:
    HMO products                                        $(11,222)      $4,621           $(8,719)    $8,396
    Specialty managed care products and services           1,998        5,229             5,187      9,235
    Other operations                                      (4,257)        (379)           (5,791)      (701)
                                                     ------------- -----------       ----------- ----------
        Total consolidated                              $(13,481)      $9,471           $(9,323)   $16,930
                                                     ------------- -----------       ----------- ----------
                                                     ------------- -----------       ----------- ----------

                                                               June 30,         December 31,
                                                                1999                1998
                                                          -----------------    --------------
                                                                     (IN THOUSANDS)
Total assets:
    HMO products                                                  $115,662          $138,272
    Specialty managed care products and services                   159,338           151,845
    Other operations                                                12,906             8,091
                                                          -----------------    --------------
        Total consolidated                                        $287,906          $298,208
                                                          -----------------    --------------
                                                          -----------------    --------------

                                                             Three months ended         Six months ended
                                                                  June 30,                  June 30,
                                                          ------------------------    ----------------------
                                                              1999        1998           1999       1998
                                                          ----------- ------------    ---------- -----------
                                                                             (IN THOUSANDS)
Health services revenue from transactions
 with other operating segments:
         HMO products                                       $   528     $   485        $  988     $   966
         Specialty managed care products and
          services                                            3,035       3,184         6,704       6,950

Note G.  Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1998 to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS11

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

RESULTS OF OPERATIONS

TOTAL REVENUES

      Total revenues for the three months ended June 30, 1999 increased 6.8% to $174.9 million from $163.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, total revenues increased 7.8% to $348.0 million from $322.9 million for the six months ended June 30, 1998. These increases were due primarily to increased membership in most of the major product lines, general premium and rate increases and acquisitions of specialty businesses since July of 1998.

      HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended June 30, 1999 increased 7.7% to $138.0 million from $128.1 million for the three months ended June 30, 1998. Average insured HMO medical premium per member for the three months ended June 30, 1999 increased 5.4% from the same period in the prior year. The average number of insured HMO medical members for the three months ended June 30, 1999 increased 2.3% to 296,878 from 290,335 for the three months ended June 30, 1998.

      HMO health services revenues for the six months ended June 30, 1999 increased 7.9% to $274.9 million from $254.7 million for the six months ended June 30, 1998. Average insured HMO medical premium per member for the six months ended June 30, 1999 increased 4.8% from the same period in the prior year. The average number of insured HMO medical members for the six months ended June 30, 1999 increased 3.0% to 297,245 from 288,614 for the six months ended June 30, 1998.

      Health services revenues for specialty managed care products and services for the three months ended June 30, 1999 increased 12.5% to $37.9 million from $33.7 million for the three months ended June 30, 1998. Health services revenues for specialty managed care products and services for the six months ended June 30, 1999 increased 12.7% to $74.6 million from $66.2 million for the six months ended June 30, 1998. These increases were due primarily to an increase in covered lives, premium rate increases on insurance products and additional revenue of $3.6 million for the six months ended June 30, 1999 from recent acquisitions. The Company acquired Intercare Network, Inc. ("Intercare") and Ladd Enterprises, Inc. ("Ladd") during the second half of 1998, and Allegro, Ltd. ("Allegro"), a case management company, and the managed care assets of HCX, Inc. ("HCX") and Comprehensive Collection Services ("CCS") in the second quarter of 1999. The increase for the six month period was partially offset by the Company's exit from the vision business in the first quarter of 1998. Premium revenues for the vision business were $0.6 million in the first quarter of 1998.

      NET INVESTMENT RESULTS -- Investment results include investment income and realized gains on investments. Investment results for the three months ended June 30, 1999 decreased 48.3% to $3.1 million from $6.0 million for the three months ended June 30, 1998. Average annual investment yields, excluding net realized gains, were 5.5% for both the three months ended June 30, 1999 and 1998. Investment results for the six months ended June 30, 1999 decreased 35.0% to $6.5 million from $10.0 million for the six months ended June 30, 1998. Average annual investment yields, excluding net realized gains, were 5.4% for the six months ended June 30, 1999 and 5.7% for the six months ended June 30, 1998. The lower investment yields during 1999 are primarily the result of an increase in the percentage of lower yielding municipal and international bonds to the total bond portfolio.

      Average invested assets for the three months ended June 30, 1999 decreased 6.8% to $168.9 million from $181.2 million for the three months ended June 30, 1998. Average invested assets for the six months ended June 30, 1999 decreased 2.0% to $177.2 million from $180.9 million for the six months ended June 30, 1998. The decrease in the average invested assets during 1999 is the result of cash requirements necessary to fund operating losses, advances to providers and a reduction in medical and other benefits payable.

      Investment gains are realized in the normal investment process in response to market opportunities. Realized gains for the three months ended June 30, 1999 were $0.8 million, compared to $3.6 million for the three months ended June 30, 1998. Realized gains for the six months ended June 30, 1999 were $1.8 million, compared to $5.0 million for the six months ended June 30, 1998.

EXPENSE RATIOS

      LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 95.1% for the three months ended June 30, 1999, compared with 84.8% for the three months ended June 30, 1998. The consolidated loss ratio was 90.9% for the six months ended June 30, 1999, compared with 85.0% for the six months ended June 30, 1998. The 1999 consolidated loss ratios were influenced by increases in the component loss ratios for each of the Company's primary product lines, as discussed below.

      The medical loss ratio for HMO products for the three months ended June 30, 1999 was 98.8%, compared with 88.3% for the three months ended June 30, 1998. The medical loss ratio for HMO products for the six months ended June
30, 1999 was 94.1%, compared with 88.4% for the six months ended June 30, 1998. The increase in both periods ending June 30, 1999 is primarily the result of adverse reserve development in the amount of $11.8 million related to 1998 and prior. Excluding the adverse reserve development, the loss ratio for the three and six months ended June 30, 1999 would have been 90.2% and 89.8%, respectively. Compcare had an increased claim backlog as a result of processing issues following a system conversion. The level of paid claims for Compcare increased significantly during the second quarter of 1999, as Compcare reduced its claim backlog to preconversion levels.
Increased claim costs affected periods both prior to and subsequent to the system conversion in August 1998. It appears that a significant portion of the unfavorable 1998 claims impact was attributable to a reduction in the identification and processing of claim recoveries. Claim recoveries were also impacted by system implementation issues; however, efforts are being undertaken in 1999 to maximize potential claim recoveries. The remaining increase was due in part to increased claims on out-of-area health services provided to Compcare and Valley members during 1999. This out-of-area component had premium and incurred claims of $4.3 million and $7.1 million, respectively, for the first six months of June 1999, compared to $4.7 million and $4.4 million for the same period in 1998, respectively.

      The loss ratio for the risk products within specialty managed care products and services for the three months ended June 30, 1999 was 77.7%, compared with 69.4% for the three months ended June 30, 1998. The loss ratio for the risk products within specialty managed care products and services for the six months ended June 30, 1999 was 75.9%, compared with 70.3% for the six months ended June 30, 1998. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business, and as a result, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratios in 1999 are attributable to an increase in the life and disability claims, along with lower premium and rate increases in 1999 given the competitive marketplace conditions for disability and workers' compensation products. In addition, United Heartland, Inc. workers' compensation block of business had achieved better than expected results during 1998, while the 1999 results represent an increased loss ratio that is more in line with industry and targeted results.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products for the three months ended June 30, 1999 was 10.5%, compared with 9.8% for the three months ended June 30, 1998. The SGA expense ratio for HMO products for the six months ended June 30, 1999 was 10.4%, compared with 9.3% for the six months ended June 30, 1998. The majority of the increase in the SGA expense ratio relates to costs incurred to reduce Compcare's claim backlog, which was attributed to the system conversion as part of the Company's implementation of its Year 2000 readiness program and to increase customer service demands. Any remaining incremental costs associated with the upgraded computer system are expected to decline during the remainder of the year.

      SGA expense ratio related to the risk products within specialty managed care products and services for the three months ended June 30, 1999 was 26.8%, compared with 27.0% for the three months ended June 30, 1998. SGA expense ratio related to the risk products within specialty managed care products and services for the six months ended June 30, 1999 was 25.1%, compared with 25.7% for the six months ended June 30, 1998. This decrease was primarily due to an expense credit of approximately $0.2 million during the first six months of 1999, related to the Company's participation in a reinsurance pool for the State of Wisconsin group life insurance program. Such expense credits or offsetting expense charges may continue throughout 1999. The Company does not expect such credits to continue beyond 1999.

      The operating expense ratio related to the service products within specialty managed care products and services for the three months ended June 30, 1999 was 89.6%, compared with 92.1% for the three months ended June 30, 1998. The operating expense ratio related to the service products within specialty managed care products and services for the six months ended June 30, 1999 was 89.3%, compared with 91.6% for the six months ended June 30, 1998. The improvements in both periods in 1999 are due to several factors. The receipt of additional profit sharing from Virginia Surety Company has increased revenue in the Company's workers' compensation block of business during 1999, thereby lowering the ratio of expense to revenue. The acquisitions of Ladd and Intercare, which have historically had lower than average operating expense ratios, during the second half of 1998 and the integration of the acquired audit services division of HCX into Meridian Resource Corporation during the second quarter of 1999 also contributed favorably to the reduction in the overall operating expense ratio.

The Company recorded one-time charges of approximately $2.8 million for various transaction and reorganization costs in the second quarter of 1999. These charges consist primarily of expenses associated with the proposed debt for equity swap transaction with BCBSUW (which was discontinued by BCBSUW in favor of market purchases), an unfavorable appellate court judgment in a dissenter's lawsuit relating to the 1994 acquisition of Unity, costs associated with the startup of a new regional office and the combination of various specialty managed care service businesses into a single operating unit.

OTHER EXPENSES

      Profit (loss) sharing on joint ventures was $(0.2) million for the three months ended June 30, 1999 compared with $0.3 million for the three months ended June 30, 1998. Profit (loss) sharing on joint ventures was $(0.3) million for the six months ended June 30, 1999, compared with $1.4 million for the six months ended June 30, 1998. These balances are related to the Unity and Valley provider arrangements and reflect the relative profitability of these entities.

      Amortization of goodwill and other intangibles for the three months ended June 30, 1999 was $0.2 million, compared with $0.1 million for the three months ended June 30, 1998. Amortization of goodwill and other intangibles for the six months ended June 30, 1999 was $0.4 million, compared with $0.2 million for the six months ended June 30, 1998. The increase is due to goodwill arising from the acquisitions of Intercare and Ladd during the second half of 1998, and the acquisitions of Allegro, HCX and CCS in the second quarter of 1999.

      Interest expense in 1999 was related primarily to the $70 million note obligation to BCBSUW which was assumed on September 11, 1998 in conjunction with the Spin off.

NET INCOME FROM OPERATIONS

      Net income (loss) from operations for the three months ended June 30, 1999 decreased to $(8.0) million from $5.7 million for the three months ended June 30, 1998. Net income (loss) from operations for the six months ended June 30, 1999 decreased to $(5.3) million from $10.4 million for the six months ended June 30, 1998.

      The Company's effective tax rate was 40.8% for the three months ended June 30, 1999, compared with 39.8% for the three months ended June 30, 1998. The Company's effective tax rate was 43.0% for the six months ended June 30, 1999, compared with 38.5% for the six months ended June 30, 1998. This rate fluctuates based upon the relative profitability of the Company's two product lines and the differing effective tax rate for each of those product lines. The effective tax rate by product line ranges from 33% to 44%. In addition to the impact from the mix of earnings, favorable adjustments relating to prior periods totaling approximately $0.2 million were recorded during the first quarter of 1999.

SUMMARY OF OPERATING RESULTS AND STATISTICS

       Operating results and statistics for the two primary product groups are presented below for the periods indicated.

                                                                                 June 30,
                                                                       ------------------------------
                                                                           1999             1998
                                                                       --------------  --------------
Members at end of period:

HMO MEMBERS BY BUSINESS UNIT:
    Compcare                                                               174,898         172,825
    Valley                                                                  42,225          40,203
    Unity                                                                   87,099          84,880
                                                                       --------------  --------------
         Total  HMO members                                                304,222         297,908
                                                                       --------------  --------------
                                                                       --------------  --------------
HMO MEMBERS BY PRODUCT TYPE:
    Commercial                                                             183,191         185,544
    Point of Service                                                        74,528          65,551
    Medicaid                                                                39,885          41,029
                                                                       --------------  --------------
         Total  insured members                                            297,604         292,124
     Self-insured members                                                    6,618           5,784
                                                                       --------------  --------------
                Total HMO members                                          304,222         297,908
                                                                       --------------  --------------
                                                                       --------------  --------------

                                                                                  June 30,
                                                                       ------------------------------
                                                                           1999             1998
                                                                       --------------  --------------
SPECIALTY MANAGED CARE PRODUCTS AND SERVICES:
    UWG Life/AD&D                                                          158,933         152,045
    Dental - HMO                                                           175,500         168,044
    UWG Dental                                                              13,368          12,094
    Disability                                                             114,024          99,457
    Behavioral Health                                                      978,781         913,479
    Workers' Compensation                                                   54,115          53,509
                                                                       --------------  --------------
         Total Specialty managed care
           products and services members                                 1,494,721       1,398,628
                                                                       --------------  --------------
                                                                       --------------  --------------

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                          ----------------------    ----------------------
                                                             1999        1998          1999        1998
                                                          ---------- -----------    ---------- -----------
Health services revenues (as a percentage of the total):
    HMO products                                             80.3%      81.2%          80.5%       81.4%
    Specialty managed care products and services
      Service Products                                        8.4        6.5            8.0         6.7
      Risk Products                                          13.7       14.9           13.9        14.5
    Intercompany eliminations                                (2.4)      (2.6)          (2.4)       (2.6)
                                                          ---------- -----------    ---------- -----------
          Total                                             100.0%     100.0%         100.0%      100.0%
                                                          ---------- -----------    ---------- -----------
                                                          ---------- -----------    ---------- -----------

Operating statistics:
      HMO products:
          Medical loss ratio (1)                             98.8%      88.3%          94.1%       88.4%
           Selling, general, & administrative
               expense ratio (2)                             10.5        9.8           10.4         9.3

           Combined loss and expense ratio                  109.3       98.1          104.5        97.7

      Specialty managed care products and services:
           Service products:
              Operating expense ratio*                       89.6%      92.1%          89.3%       91.6%
           Risk products:
              Loss ratio (1)                                 77.7       69.4           75.9        70.3
              Selling, general, & administrative
                   expense ratio (2)                         26.8       27.0           25.1        25.7
              Combined loss and expense ratio               104.5       96.4          101.0        96.0


Consolidated:
      Loss ratio (1)                                         95.1%      84.8%          90.9%       85.0%
      Net income (loss) margin (3)                           (4.6)       3.5           (1.5)        3.2


(1)      Medical and other benefits as a percentage of premium revenue.

(2) Selling, general and administrative expenses as a percentage of premium revenue.

(3)      Net income (loss) as a percentage of total revenues.

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

      The Company has generated positive cash flow from operations in prior years. However, for the six months ended June 30, 1999, net cash was used in operating activities in the amount of $31.4 million, compared with net cash provided by operating activities of $4.1 million for the six months ended June 30, 1998. In addition to the net loss from operations, the decrease in cash flows from operations in 1999 was due primarily to the significant reductions in medical and other benefits payable. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $14.8 million during the first six months of 1999 and $10.0 million during the first six months of 1998 to meet short-term cash needs. The outstanding balance on the line of credit at June 30, 1999 was $6.7 million compared with no outstanding balance at December 31, 1998.

      The Company's investment portfolio consists primarily of investment grade bonds and Government securities, and has a limited exposure to equity securities. At June 30, 1999, $127.4 million or 81.4% of the Company's total investment portfolio was invested in bonds compared with $132.8 million or 79.9% at December 31, 1998. The bond portfolio had an average quality rating by Moody's Investor Service of A1 and Aa3 at June 30, 1999 and December 31, 1998, respectively. The majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $1.6 million at June 30, 1999 and greater than amortized cost by $1.9 million at December 31, 1998. The Company has no investments in mortgage loans, non-publicly traded securities (except for principal-only strips of U. S. Government securities), real estate held for investment or financial derivatives.

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

      In conjunction with the Spin off, the Company assumed a $70 million note obligation to BCBSUW that matures on October 30, 1999. The assumption of debt was effective September 11, 1998. The Company expects to extend the maturity of the note obligation to at least October 30, 2000.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

       As of June 30, 1999, all of the Company's subsidiaries except United Wisconsin Group ("UWG") are complete with the remediation phase for its information technology exposures. Software for all systems have been reprogrammed or replaced and the subsidiaries have completed all testing and implementation phases as they relate to Year 2000 Issues.

       UWG is approximately 50% complete in the remediation, testing and implementation phases of its administrative, claims and billing systems. At the completion of the remaining remediation phase, UWG will then complete the testing and implementation phases. UWG expects to complete the remediation, testing and implementation by November 30, 1999.

       The remediation, testing and implementation phases of a majority of the non-IT systems are complete and ready for immediate use. The remediation, testing and implementation for the security systems at two locations are in process and are expected to be completed by August 31, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

       The Company outsources and relies extensively on third party systems to process selected payroll, membership and claims processing functions, among others. The Company has worked with third party vendors to ensure that their systems are Year 2000 ready. Third party systems have been upgraded and tested and are Year 2000 ready. UWG, which includes the Company's wholly owned subsidiaries of United Wisconsin Insurance Company and United Heartland Life Insurance Company, continues to work to resolve the Year 2000 Issue by November 30, 1999 for its administrative, claims and billing systems. Based on discussions with external consultants and vendors, the Company is of the understanding that all vendor systems utilized, including UWG, will be Year 2000 ready.

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

COST OF THE YEAR 2000 PROJECT

      The Company has utilized both internal and external resources to assess, remediate, test and implement the software and non-IT systems for the Year 2000 modifications. The total estimated direct costs of the Year 2000 project increased during the past quarter as a result of additional consulting costs deemed necessary to ensure Year 2000 readiness for the administrative, claims and billing systems of UWG. The estimate was increased to $3.1 million and is being funded through operating cash flows. To date, the Company has incurred $1.8 million of identifiable costs related to all phases of the Year 2000 project. Remaining costs to be incurred to complete the Year 2000 project are estimated to approximate $1.3 million.

      The Company has capitalized $2.6 million related to other functionality enhancing system upgrades or new systems that also provide Year 2000 readiness. A number of other modifications to current systems are covered by existing maintenance agreements and by normal upgrades and do not present incremental additional expense.

      BCBSUW leases the claims, membership and general ledger software programs, and subleases the use of these systems to the Company under a service agreement. BCBSUW capitalized $16.5 million of implementation and system enhancement costs that were incurred to replace these systems, primarily as a result of a service agreement expiration and for improved functionality. These replacements also included Year 2000 readiness but were not the result of acceleration due to Year 2000 Issues. Approximately 24% of the amortized costs were allocated to the Company.

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

CONTINGENCY PLANS

      The Company is developing contingency plans for certain critical applications and is working on such plans with internal staff, external consultants and major data center vendors. These contingency plans are being developed in the event the system conversions and their functionality or their readiness for Year 2000 are not completed on a timely basis. These contingency plans involve, among other actions, manual workarounds, reducing claim inventories prior to December 31, 1999, and adjusting staffing strategies.

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

      The overall goal of the investment portfolios is to support the ongoing operations of the Company's business units. The Company's philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. The Company manages these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among asset classes and segments within various asset classes, and using performance measurement and reporting.

      The Company uses a sensitivity model to assess the inherent rate risk of its fixed income investments. The model includes all fixed income securities held as of June 30, 1999 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of the Company's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $4.5 million as of June 30, 1999 and $3.9 million as of December 31, 1998.

PART II.  OTHER INFORMATION

                         UNITED WISCONSIN SERVICES, INC.

ITEM 1.    LEGAL PROCEEDINGS

         Following the merger in 1994 between the Company and HMO-Wisconsin, Inc. ("HMOW"), certain minority shareholders of HMOW filed a demand for payment under the dissenter's rights statute. HMOW brought a special proceeding in Sauk County Circuit Court to determine the fair value of the shares. The court accepted HMOW's valuation, and further applied a minority discount to the amount allocable to the dissenting shareholders. A dissenting shareholder filed an appeal, HMO-W INCORPORATED V. SSM HEALTH CARE SYSTEM AND NEILLSVILLE CLINIC, S.C., No. 98-2834 in the Wisconsin Court of Appeals, District IV. On June 17, 1999, the Court of Appeals upheld the trial court's determination of fair value, but reversed the application of the discount. The Company believes the application of a minority discount is appropriate, and filed a petition for review of the Appellate Court's decision with the Wisconsin Supreme Court on July 16, 1999. The value of the minority discount is approximately $600,000.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 26, 1999, at which the following matters were voted upon:

                                                                                      Broker
                                           For          Against         Abstain       Non-Votes
                                       ------------    --------        ---------     -----------
Nominees for Director for Class I
Directors, Three-Year Term
Expiring 2002

         Michael P. Dunham              16,619,242       19,741            --            --
         James L. Forbes                16,619,192       19,791            --            --
         William C. Rupp, M.D.          16,619,242       19,741            --            --

The term of office of the following other Directors continued after the meeting: Richard A. Abdoo, William R. Johnson, Eugene A. Menden, Thomas R. Hefty, James A. Hickman, and Carol N. Skornicka.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 10.1 United Wisconsin Services, Inc. Stock Appreciation Rights Plan (As amended effective May 26, 1999).

                 10.2 Joint Venture and Shareholders Agreement by and between Health Care Service Corporation ("HCSC"), United Heartland, Inc., United Wisconsin Insurance Company ("UWIC") and UWS dated May 3, 1999.

                 10.3 Stock Purchase Agreement by and between UWS and HCSC dated June 4, 1999, and Addendum to Stock Purchase Agreement by and between UWS, UWIC and HCSC dated June 18, 1999.

           (b)   Reports on Form 8-K

                 None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   8/11/99


                                     UNITED WISCONSIN SERVICES, INC.




                                                 /S/ GAIL HANSON
                                     ------------------------------------------
                                                    Gail Hanson
                                     Vice President and Chief Financial Officer
                                          (Principal Financial Officer and
                                              Chief Accounting Officer)