Form 10-Q
period 1999-09-30
UNITED WISCONSIN SERVICES INC
filed 1999-11-15
CIK 1062780

QuickLinks

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended September 30, 1999

Commission File Number 1-14177

UNITED WISCONSIN SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State of incorporation)	39-1931212 (I.R.S. Employer Identification No.)
401 West Michigan Street, Milwaukee, Wisconsin (Address of principal executive offices)	53203-2896 (Zip Code)

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

Yes /x/  No/ /

    Indicate the number of shares outstanding of each of the issuer's classes of common tock, as of the latest practical date:

    Common stock outstanding as of October 31, 1999 was 16,845,509.

UNITED WISCONSIN SERVICES, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 1999

PART I
Financial Statements and Supplementary Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risk
PART II
Other Information
Signature Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

United Wisconsin Services, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 1999	December 31, 1998
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,932	$26,385
Investments—available for sale	128,536	158,463
Other receivables	70,993	65,464
Prepaid and other current assets	24,879	6,778

Total Current Assets	232,340	257,090
Investments—held to maturity	9,060	7,710
Property and equipment, net	9,467	8,963
Goodwill and other intangible assets, net	10,752	7,751
Other noncurrent assets	21,245	16,694

Total Assets	$282,864	$298,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Medical and other benefits payable	$51,407	$70,659
Advance premiums	29,778	30,584
Note payable to affiliate	—	70,000
Due to affiliates—other	8,962	7,513
Payables and accrued expenses	21,756	19,129
Other current liabilities	18,091	10,527

Total Current Liabilities	129,994	208,412
Other noncurrent liabilities	102,232	25,337

Total Liabilities	232,226	233,749
Shareholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized) Common stock (no par value, no stated value, 50,000,000 shares authorized, 16,845,404 and 16,812,081 issued and outstanding at September 30, 1999 and December 31, 1998, respectively)	13,663	13,378
Retained earnings	40,062	50,088
Unrealized gains (losses) on investments, net of taxes	(3,087)	993

Total Shareholders' Equity	50,638	64,459

Total Liabilities and Shareholders' Equity	$282,864	$298,208

See Notes to Interim Consolidated Financial Statements.

United Wisconsin Services, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium revenue	$163,007	$153,738	$484,207	$452,340
Other revenue	9,212	7,775	29,477	22,153
Investment results	3,022	3,580	9,509	13,540

Total Revenues	175,241	165,093	523,193	488,033
Expenses:
Medical and other benefits	149,519	132,194	441,505	385,902
Selling, general and administrative expenses	32,708	25,255	95,492	75,929
Profit (loss) sharing on provider arrangements	(540)	674	(820)	2,087
Interest expense	1,355	254	3,780	254
Amortization of goodwill and other intangibles	211	112	571	327

Total Expenses	183,253	158,489	540,528	464,499

Income (Loss) before Income Taxes	(8,012)	6,604	(17,335)	23,534
Income Tax Expense (Benefit)	(3,299)	2,513	(7,309)	9,028

Net Income (Loss)	$(4,713)	$4,091	$(10,026)	$14,506

Basic and Diluted Earnings (Loss) Per Common Share (1998 pro forma)	$(0.28)	$0.21	$(0.60)	$0.74

See Notes to Interim Consolidated Financial Statements.

United Wisconsin Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	1999	1998
	(In thousands)
Operating Activities:
Net Income (Loss)	$(10,026)	$14,506
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,652	1,848
Realized investment gains	(2,539)	(6,340)
Deferred income tax expense (benefit)	(1,777)	149
Changes in operating accounts:
Other receivables	(4,287)	(5,397)
Due from clinics and providers	(2,101)	2,899
Medical and other benefits payable	(16,428)	7,174
Advance premiums	(806)	6,961
Due to/from affiliates	1,146	(4,091)
Other, net	(8,914)	(3,487)

Net Cash Provided by (Used in) Operating Activities	(43,080)	14,222
Investing Activities:
Acquisition of subsidiaries (net of cash and cash equivalents acquired of $253,000)	(3,605)	—
Purchases of available for sale investments	(108,500)	(164,753)
Proceeds from sale of available for sale investments	125,388	164,573
Proceeds from maturity of available for sale investments	8,650	5,575
Purchases of held to maturity investments	(1,359)	(313)
Proceeds from maturity of held to maturity investments	—	335
Additions to property and equipment	(1,960)	(2,860)

Net Cash Provided by Investing Activities	18,614	2,557
Financing Activities:
Issuances of common stock	5	—
Proceeds from line of credit	6,565	—
Repayment of debt	(557)	—
Decrease in investments by and advances from AMSG	—	(6,133)

Net Cash Provided by (Used in) Financing Activities	6,013	(6,133)
Cash and Cash Equivalents:
Increase (decrease) during period	(18,453)	10,646
Balance at beginning of year	26,385	17,033

Balance at End of Period	$7,932	$27,679

See Notes to Interim Consolidated Financial Statements.

United Wisconsin Services, Inc.

Notes to Interim Consolidated Financial Statements

(Unaudited)

September 30, 1999

Note A.  Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in United Wisconsin Services, Inc. (the "Company") Form 10-K, as filed with the Securities and Exchange Commission.

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

    The weighted average number of common shares outstanding used in the calculation of both basic and diluted EPS are 16,845,337 and 16,837,976 for the three months and nine months ended September 30, 1999, respectively.

    Options to purchase 2,361,714 and 2,486,792 common shares during the three months and nine months ended September 30, 1999, respectively, were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the outstanding common shares. In addition, 400,900 and 421,811 potentially dilutive common shares for the three months and nine months ended September 30, 1999, respectively, were not included because the Company had a net loss in the periods presented for 1999 and their inclusion would have been antidilutive.

Note C.  Pro Forma Financial Information

    In conjunction with the distribution of assets pursuant to the Spin off, the Company assumed a $70 million note obligation to Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"). The assumption of debt was effective September 11, 1998. The unaudited pro forma results presented on the interim consolidated statement of income and below, have been prepared for informational purposes only. These results include the adjustment to historical results, based on additional interest expense for the three month and nine month periods ended September 30, 1998, net of related income tax. Pro forma calculations for dilutive securities for the third quarter and year-to-date 1998, assume that the price of the common shares and the strike price of the options are the same during the periods.

    The following unaudited pro forma information presents a summary of the effect on net income as if the Spin off had occurred at the beginning of the period:

	Three months ended September 30, 1998	Nine months ended September 30, 1998
	(In thousands, except share data)
Net income as reported	$4,091	$14,506
Pro forma adjustment—interest expense, net of taxes	634	2,215

Pro forma net income	$3,457	$12,291

Pro forma basic and diluted weighted average common shares	16,571,502	16,544,721
Pro forma basic and diluted earnings per common share	$0.21	$0.74

    The unaudited pro forma financial information presented on the consolidated statement of income and above, do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred at the beginning of the periods presented or of the future results of operations.

Note D.  Related Party

    On August 17, 1999, BCBSUW completed its purchase of 1.4 million of the Company's shares in the open market as a result of the previously disclosed plan for BCBSUW to increase its ownership in the Company. The ownership by BCBSUW, in combination with the 401(K) and pension plans ownership of the Company, will allow Compcare Health Services Insurance Corporation, a wholly owned subsidiary of the Company, to use the Blue Cross and Blue Shield brand on its products.

    BCBSUW's Board of Directors announced in June of 1999 its intention to convert BCBSUW from a service insurance corporation to a stockholder-owned corporation. The conversion is authorized under existing state law and would occur following the required approval by Wisconsin regulators, including the Office of the Commissioner of Insurance. In conjunction with the planned change in corporate structure of BCBSUW, the Company plans to pursue opportunities for a possible merger or other business combination with BCBSUW. Any merger or other business combination is not expected to occur before the end of the second quarter of 2000.

Note E.  Comprehensive Income

    A reconciliation from net income (loss) reported in the Consolidated Statements of Income to comprehensive income (loss) is stated below:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(In thousands)
Net income (loss) per Consolidated Statements of Income	$(4,713)	$4,091	$(10,026)	$14,506
Unrealized gains (losses) on investments, net of taxes	(2,323)	(1,337)	(4,080)	(3,301)

Comprehensive income (loss)	$(7,036)	$2,754	$(14,106)	$11,205

    Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. The accumulated effect of comprehensive income (loss) was a reduction of $3.1 million and an increase of $1.0 million as of September 30, 1999 and December 31, 1998, respectively.

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

    Financial data by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(In thousands)
Health services revenue:
HMO products	$137,721	$131,721	$412,636	$386,423
Specialty managed care products and services	38,694	34,885	113,334	101,076
Other operations	(4,196)	(5,093)	(12,286)	(13,006)

Total consolidated	$172,219	$161,513	$513,684	$474,493

Investment results:
HMO products	$669	$2,045	$4,129	$6,083
Specialty managed care products and services	2,302	1,470	5,288	7,172
Other operations	51	65	92	285

Total consolidated	$3,022	$3,580	$9,509	$13,540

Income (loss) before income tax expense:
HMO products	$(7,895)	$3,514	$(16,614)	$11,910
Specialty managed care products and services	2,450	3,357	7,637	12,592
Other operations	(2,567)	(267)	(8,358)	(968)

Total consolidated	$(8,012)	$6,604	$(17,335)	$23,534

	September 30, 1999	December 31, 1998
	(In thousands)
Total assets:
HMO products	$108,832	$138,272
Specialty managed care products and services	162,391	151,845
Other operations	11,641	8,091

Total consolidated	$282,864	$298,208

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(In thousands)
Health services revenue from transactions with other operating segments:
HMO products	$483	$440	$1,471	$1,406
Specialty managed care products and services	4,110	4,653	10,814	11,603

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

    The Company is a leading provider of managed health care services and employee benefit products. The Company's two primary product lines are: (i) Health Maintenance Organization ("HMO") products sold primarily in Wisconsin, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point-of-service ("POS") and other related products managed by Compcare, Valley and Unity, and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services, case management and receivables management, sold throughout the United States. Operating results and statistics for these product groups are presented below for the periods indicated.

    The following Management's Discussion and Analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the Company's Form 10-K.

Results of Operations

Total Revenues

    Total revenues for the three months ended September 30, 1999 increased 6.1% to $175.2 million from $165.1 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, total revenues increased 7.2% to $523.2 million from $488.0 million for the nine months ended September 30, 1998. These increases were due primarily to increased membership in most of the major product lines, general premium and rate increases and acquisitions of specialty businesses since July of 1998.

    Health Services Revenues—HMO health services revenues for the three months ended September 30, 1999 increased 4.6% to $137.7 million from $131.7 million for the three months ended September 30, 1998. Average insured HMO medical premium per member for the three months ended September 30, 1999 increased 3.8% from the same period in the prior year. The average number of insured HMO medical members for the three months ended September 30, 1999 increased 0.7% to 296,798 from 294,658 for the three months ended September 30, 1998.

    HMO health services revenues for the nine months ended September 30, 1999 increased 6.8% to $412.6 million from $386.4 million for the nine months ended September 30, 1998. Average insured HMO medical premium per member for the nine months ended September 30, 1999 increased 4.5% from the same period in the prior year. The average number of insured HMO medical members for the nine months ended September 30, 1999 increased 2.2% to 297,095 from 290,627 for the nine months ended September 30, 1998.

    Health services revenues for specialty managed care products and services for the three months ended September 30, 1999 increased 10.9% to $38.7 million from $34.9 million for the three months ended September 30, 1998. Health services revenues for specialty managed care products and services for the nine months ended September 30, 1999 increased 12.1% to $113.3 million from $101.1 million for the nine months ended September 30, 1998. This was the result of a decrease in the percentage of ceded reinsurance, along with increases in covered lives, premium rates on insurance products and additional revenue of $5.3 million for the nine months ended September 30, 1999 from recent acquisitions. During the third quarter of 1999, the Company formed Innovative Resources Group, Inc. ("IRG"), which is comprised of three of the Company's recent acquisitions and two existing specialty managed care subsidiaries. IRG provides medical and behavioral health management services, case management, employee assistance programs, workers' compensation case management and pharmacy management services.

    Net Investment Results—Investment results include investment income and realized gains on investments. Investment results for the three months ended September 30, 1999 decreased 16.7% to $3.0 million from $3.6 million for the three months ended September 30, 1998. Average annual investment yields, excluding net realized gains, were 6.2% for the three months ended September 30, 1999 and 5.3% for the three months ended September 30, 1998. Investment results for the nine months ended September 30, 1999 decreased 29.6% to $9.5 million from $13.5 million for the nine months ended September 30, 1998. Average annual investment yields, excluding net realized gains, were 5.6% for the nine months ended September 30, 1999 and 5.5% for the nine months ended September 30, 1998. The decrease in investment income during 1999 is the result of fewer invested assets.

    Average invested assets for the three months ended September 30, 1999 decreased 17.3% to $150.0 million from $181.3 million for the three months ended September 30, 1998. Average invested assets for the nine months ended September 30, 1999 decreased 7.4% to $167.9 million from $181.4 million for the nine months ended September 30, 1998. The decrease in the average invested assets during 1999 is the result of cash requirements necessary to fund operating losses and a reduction in medical and other benefits payable.

    Investment gains are realized in the normal investment process in response to market opportunities. Realized gains for the three months ended September 30, 1999 were $0.8 million, compared to $1.3 million for the three months ended September 30, 1998. Realized gains for the nine months ended September 30, 1999 were $2.5 million, compared to $6.3 million for the nine months ended September 30, 1998.

Expense Ratios

    Loss Ratio—The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 91.7% for the three months ended September 30, 1999, compared with 86.0% for the three months ended September 30, 1998. The consolidated loss ratio was 91.2% for the nine months ended September 30, 1999, compared with 85.3% for the nine months ended September 30, 1998. The 1999 consolidated loss ratios were influenced by increases in the component loss ratios for each of the Company's primary product lines, as discussed below.

    The medical loss ratio for HMO products for the three months ended September 30, 1999 was 96.1%, compared with 89.4% for the three months ended September 30, 1998. The medical loss ratio for HMO products for the nine months ended September 30, 1999 was 94.8%, compared with 88.7% for the nine months ended September 30, 1998. The increase for the three months ended September 30, 1999 is primarily the result of $1.9 million in prior year adverse reserve development, along with $1.5 million in current year reserve development. Included in the nine months ended September 30, 1999, is $14.6 million of adverse reserve development which relates to 1998 and prior.

    The loss ratio for the risk products within specialty managed care products and services for the three months ended September 30, 1999 was 73.9%, compared with 71.3% for the three months ended September 30, 1998. The loss ratio for the risk products within specialty managed care products and services for the nine months ended September 30, 1999 was 75.2%, compared with 70.7% for the nine months ended September 30, 1998. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business, and as a result, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Despite the higher loss ratio in the third quarter, this is an improvement over the second quarter of 1999 in which the loss ratio was 77.7%. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratios in 1999 are attributable to an increase in the life and disability claims, along with lower premium and rate increases in 1999 given the competitive marketplace conditions for disability and workers' compensation products. In addition, United Heartland, Inc. workers' compensation block of business had achieved better than expected results during 1998, while the 1999 results represent an increased loss ratio that is more in line with industry and targeted results.

    Selling, General, and Administrative Expense Ratio—The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products for the three months ended September 30, 1999 was 10.5%, compared with 9.0% for the three months ended September 30, 1998. The SGA expense ratio for HMO products for the nine months ended September 30, 1999 was 10.4%, compared with 9.2% for the nine months ended September 30, 1998. The majority of the increase in the SGA expense ratio continues to relate to costs incurred to reduce Compcare's claim backlog and process claim adjustments, which were attributed to the system conversion as part of the Company's implementation of its Year 2000 readiness program and to increase customer service demands.

    SGA expense ratio related to the risk products within specialty managed care products and services for the three months ended September 30, 1999, remained stable with the comparable period at 25.0%. SGA expense ratio related to the risk products within specialty managed care products and services for the nine months ended September 30, 1999 was 25.1%, compared with 25.4% for the nine months ended September 30, 1998. This improvement was primarily due to higher volumes in life premiums on the insured group and assumed reinsurance business.

    The operating expense ratio related to the service products within specialty managed care products and services for the three months ended September 30, 1999 was 100.1%, compared with 91.2% for the three months ended September 30, 1998. The operating expense ratio related to the service products within specialty managed care products and services for the nine months ended September 30, 1999 was 92.8%, compared with 91.5% for the nine months ended September 30, 1998. This deterioration is due to an increase of $0.4 million in allowance for doubtful accounts, along with a reduction in assets of $0.9 million to more appropriately reflect deferred acquisition costs.

Other Expenses

    Profit (loss) sharing on joint ventures was $(0.5) million for the three months ended September 30, 1999 compared with $0.7 million for the three months ended September 30, 1998. Profit (loss) sharing on joint ventures was $(0.8) million for the nine months ended September 30, 1999, compared with $2.1 million for the nine months ended September 30, 1998. These balances are related to the Unity and Valley provider arrangements and reflect the relative profitability of these entities.

    Amortization of goodwill and other intangibles for the three months ended September 30, 1999 was $0.2 million, compared with $0.1 million for the three months ended September 30, 1998. Amortization of goodwill and other intangibles for the nine months ended September 30, 1999 was $0.6 million, compared with $0.3 million for the nine months ended September 30, 1998. The increase is due to goodwill arising from recent acquisitions.

    Included in other operations for the nine months ended September 30, 1999 is $3.5 million of interest expense, which relates to the $70 million note obligation to BCBSUW. This compares to $0.3 million for the nine months ended September 30, 1998. This note obligation was assumed on September 11, 1998 in conjunction with the Spin off.

Net Income From Operations

    Net income (loss) from operations for the three months ended September 30, 1999 decreased to $(4.7) million from $4.1 million for the three months ended September 30, 1998. In summary, the third quarter includes current and prior year reserve developments, an increase to the allowance for doubtful accounts and a reduction in assets to more appropriately reflect deferred acquisition costs. Net income (loss) from operations for the nine months ended September 30, 1999 decreased to $(10.0) million from $14.5 million for the nine months ended September 30, 1998. In addition to the third quarter charges, the nine month period also includes an additional $12.3 million in adverse reserve development and $2.8 million of one-time charges for various transaction and reorganization costs. The one-time charges are included in other operations.

    The Company's effective tax rate was 41.2% for the three months ended September 30, 1999, compared with 38.1% for the three months ended September 30, 1998. The Company's effective tax rate was 42.2% for the nine months ended September 30, 1999, compared with 38.4% for the nine months ended September 30, 1998. This rate fluctuates based upon the relative profitability of the Company's two reportable business segments and the differing effective tax rates for each subsidiary within those reportable segments. The effective tax rates range from 32% to 46%.

Summary of Operating Results and Statistics

    Operating results and statistics for the two primary product groups are presented below for the periods indicated.

	September 30,
	1999	1998
Members at end of period:
HMO members by business unit:
Compcare	175,755	174,027
Valley	41,978	40,752
Unity	86,749	86,604

Total HMO members	304,482	301,383

HMO members by product type:
Commercial	182,738	189,756
Point of Service	75,312	66,160
Medicaid	39,903	41,028

Total insured members	297,953	296,944
Self-insured members	6,529	4,439

Total HMO members	304,482	301,383

	September 30,
	1999	1998
Members at end of period:
Specialty managed care products and services:
UWG Life/AD&D	165,362	150,811
Dental—HMO	175,900	168,528
Dental—Indemnity	13,982	12,160
Disability	120,046	106,727
Behavioral Health	971,535	969,892
Workers' Compensation	53,677	53,365

Total Specialty managed care products and services members	1,500,502	1,461,483

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Health services revenues (as a percentage of the total):
HMO products	80.0%	81.6%	80.3%	81.4%
Specialty managed care products and services
Service Products	7.4	7.0	7.8	6.8
Risk Products	15.0	14.6	14.3	14.5
Intercompany eliminations	(2.4)	(3.2)	(2.4)	(2.7)

Total	100.0%	100.0%	100.0%	100.0%

Operating statistics:
HMO products:
Medical loss ratio(1)	96.1%	89.4%	94.8%	88.7%
Selling, general, & administrative expense ratio(2)	10.5	9.0	10.4	9.2
Combined loss and expense ratio	106.6	98.4	105.2	97.9
Specialty managed care products and services:
Service products:
Operating expense ratio*	100.1%	91.2%	92.8%	91.5%
Risk products:
Loss ratio(1)	73.9	71.3	75.2	70.7
Selling, general, & administrative expense ratio(2)	25.0	25.0	25.1	25.4
Combined loss and expense ratio	98.9	96.3	100.3	96.1
Consolidated:
Loss ratio(1)	91.7%	86.0%	91.2%	85.3%
Net income (loss) margin(3)	(2.7)	2.5	(1.9)	3.0

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

    The Company has generated positive cash flow from operations in prior years. However, for the nine months ended September 30, 1999, net cash was used in operating activities in the amount of $43.1 million, compared with net cash provided by operating activities of $14.2 million for the nine months ended September 30, 1998. In addition to the net loss from operations, the decrease in cash flows from operations in 1999 was due primarily to the significant reductions in medical and other benefits payable. Due to periodic short term cash flow needs of certain subsidiaries, the Company made borrowings under its bank line of credit ranging up to $14.8 million during the first nine months of 1999, compared to $10.0 million during the first nine months of 1998. The outstanding balance on the line of credit at September 30, 1999 was $6.1 million compared with no outstanding balance at December 31, 1998.

    The Company's investment portfolio consists primarily of investment grade bonds and Government securities, and has a limited exposure to equity securities. At September 30, 1999, $123.5 million or 89.8% of the Company's total investment portfolio was invested in bonds compared with $132.8 million or 79.9% at December 31, 1998. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at September 30, 1999 and December 31, 1998. The majority of the bond portfolio was classified as available for sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $4.8 million at September 30, 1999 and greater than amortized cost by $1.9 million at December 31, 1998. As of September 30, 1999, the Company had no investments in mortgage loans, non-publicly traded securities (except for principal-only strips of U. S. Government securities), real estate held for investment or financial derivatives.

    From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of capital and surplus under the National Association of Insurance Commissioners ("NAIC") and the state of Wisconsin requirements. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of the balance sheet dates presented, capital and surplus for each of these insurance subsidiaries exceeded NAIC and statutory required levels.

    In conjunction with the Spin off, the Company assumed a $70 million note obligation to BCBSUW that originally matured on October 30, 1999. The assumption of debt was effective September 11, 1998. On October 13, 1999, the Company extended the maturity of the note obligation to April 30, 2001.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

    As of September 30, 1999, all of the Company's subsidiaries except United Wisconsin Insurance Company and United Heartland Life Insurance Company have completed the remediation phase for their information technology exposures. Software for all systems have been reprogrammed or replaced and the subsidiaries have completed all testing and implementation phases as they relate to Year 2000 Issues.

    United Wisconsin Group ("UWG"), which includes the Company's wholly owned subsidiaries of United Wisconsin Insurance Company and United Heartland Life Insurance Company, is approximately 80% complete in the remediation, testing and implementation phases of its administrative, claims and billing systems. At the completion of the remaining remediation phase, UWG will then finalize the testing and implementation phases. UWG expects to complete the remediation, testing and implementation by November 30, 1999.

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

Cost of the Year 2000 Project

    The Company has utilized both internal and external resources to assess, remediate, test and implement the software and non-IT systems for the Year 2000 modifications. The total estimated direct costs of the Year 2000 project increased during the past quarter as a result of additional consulting costs deemed necessary to ensure Year 2000 readiness for the administrative, claims and billing systems of UWG. The estimate was increased to $3.5 million, which will be expensed and funded through operating cash flows. To date, the Company has incurred $2.7 million of identifiable costs related to all phases of the Year 2000 project. Remaining costs to be incurred to complete the Year 2000 project are estimated to approximate $0.8 million.

    In addition, the Company has also capitalized $2.6 million related to other functionality enhancing system upgrades or new systems that also provide Year 2000 readiness. A number of other modifications to current systems are covered by existing maintenance agreements and by normal upgrades and do not present incremental additional expense.

    BCBSUW leases the claims, membership and general ledger software programs, and subleases the use of these systems to the Company under a service agreement. BCBSUW capitalized $17.2 million of implementation and system enhancement costs that were incurred to replace these systems, primarily as a result of a service agreement expiration and for improved functionality. These replacements also included Year 2000 readiness but were not the result of acceleration due to Year 2000 Issues. Approximately 24% of the amortized costs were allocated to the Company.

    Costs related to maintenance of existing computer hardware and software are expensed as incurred. Purchases of new hardware or software in replacement of non-compliant hardware or software and reprogramming costs are being capitalized in accordance with the Company's standard accounting practices.

Risks Associated with Year 2000

    Company management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above for the two remaining subsidiaries, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company is unable to complete the remaining phases, the Company would selectively be unable to bill and collect premiums, adjudicate medical and other claims, manage the utilization of medical services or perform actuarial determinations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation on a loss of business in the event it failed to complete certain of the remaining remediation and implementation steps. The amount of any potential liability and lost revenue cannot be reasonably estimated at this time. No provision for any such liability or lost revenue has been recorded.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The information called for by this item is provided under the caption 'Liquidity and Capital Resources' under Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    The Company uses a sensitivity model to assess the inherent rate risk of its fixed income investments. The model includes all fixed income securities held and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. No significant changes have occurred in the determination of the reduction in the fair value of the Company's modeled financial assets as a result of a hypothetical instantaneous 100 basis point since last reported as of June 30, 1999.

PART II.  OTHER INFORMATION

    United Wisconsin Services, Inc.

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Second Amended and Restated Joint Venture Agreement by and among Unity Health Plans Insurance Corporation, Blue Cross & Blue Shield United of Wisconsin, UWS, University Health Care, Inc., University Community Clinics, Inc. (f/k/a Health Professionals, Inc.) and Health Professionals of Wisconsin, Inc., dated September 30, 1999 (As amended October 29, 1999).

  (b)
  Reports on Form 8-K

      None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: 11/11/99
UNITED WISCONSIN SERVICES, INC.
	By:	/s/ GAIL L. HANSON Gail L. Hanson Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

QuickLinks

SIGNATURE