Form 10-K405
period 1999-12-31
UNITED WISCONSIN SERVICES INC
filed 2000-03-13
CIK 1062780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
Commission file number 1-14177
UNITED WISCONSIN SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1931212
(State of incorporation)	(I.R.S. Employer Identification No.)
401 West Michigan Street Milwaukee, Wisconsin (Address of principal executive offices)	53203-2896 (Zip Code)

Registrant's telephone number, including area code: (414) 226-6900
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of February 29, 2000, there were issued and outstanding 16,939,682 shares of Common Stock. The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $98,461,902 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of United Wisconsin Services, Inc. Proxy Statement dated on or about
April 26, 2000 (Part III)

UNITED WISCONSIN SERVICES, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 1999

PART I

ITEM 1. Business

General

    United Wisconsin Services, Inc. ("the Company" or "UWS") is a Wisconsin corporation organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of the Company's predecessor, American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.). On May 27, 1998, the Board of Directors of AMSG approved a formal plan to contribute the managed care companies and specialty business and spin-off UWS to its shareholders. The new corporation originally was named Newco/UWS, Inc., and subsequently was renamed United Wisconsin Services, Inc. The spin-off resulted in the distribution on September 25, 1998 of one share of common stock of UWS for each share of AMSG common stock held as of September 11, 1998 ("Record Date"). AMSG received a private letter ruling from the Internal Revenue Service that the spin-off was tax free to AMSG, UWS and their shareholders.

    The Company's principal executive offices are located at 401 West Michigan Street, Milwaukee, Wisconsin 53203 and its telephone number at that address is (414) 226-6900. As used herein, the terms "the Company" or "UWS" include United Wisconsin Services, Inc. and its subsidiaries. This Annual Report on Form 10-K contains both historical and forward-looking information. The forward-looking statements may be significantly impacted by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that the Company can duplicate its past performance or that expected future results will be achieved. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to achieve these results, including the effects of health care reform, the continuation and renewal of the Company's provider arrangements, and the effects of other general business conditions, including but not limited to, competition, medical cost trends, changes in reserve estimates, terms of provider contracts, premium rate changes, government regulation, capital requirements, administrative costs, general economic conditions and the retention of key employees.

    The Company is a leading provider of managed health care services and employee benefit products sold primarily in Wisconsin, but also serves markets in 38 other states. The products and services offered by the Company comprise a broad range of group medical and related benefit products, which provide employers with cost effective solutions to their employee benefits needs. Managed health care services are delivered through health maintenance organization ("HMO") and point-of-service ("POS") products, as well as other related products that encourage or require the use of contracting providers. HMO and POS products help control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and capitated or discounted fee arrangements. The Company also offers various specialty products and services including prepaid dental care, life, disability and other products, managed care workers' compensation, consulting and cost containment, health care electronic data interchange, pharmaceutical management, managed care consulting and receivables management.

    Compcare Health Services Insurance Corporation ("Compcare"), a wholly-owned subsidiary of the Company, was organized in 1971 and operates primarily in Southeastern Wisconsin. Compcare is Wisconsin's oldest and second largest HMO in terms of enrollment and premium revenues. Valley Health Plan, Inc. ("Valley"), an HMO in Northwestern Wisconsin, was acquired by the Company in 1992. Its major provider is Midelfort Clinic Ltd., Mayo Health Systems ("Midelfort"). Unity Health Plans Insurance Corporation ("Unity"), an HMO serving Southwestern and Central Wisconsin, was formed by the combination of HMO of Wisconsin Insurance Corporation ("HMOW") and the business of U-Care HMO, Inc. ("U-Care"). HMOW and U-Care were purchased by the Company effective October 1, 1994. Community Physicians' Network, Inc. ("CPN") and the University of Wisconsin-Madison Medical Foundation constitute the provider networks for Unity.

    The Company's HMO products are sold primarily by a salaried sales force to employers and other groups including Medicaid-eligible individuals throughout Wisconsin. Specialty products and services are sold through a variety of distribution channels to employer groups and providers in Wisconsin and throughout the United States.

    Blue Cross & Blue Shield United of Wisconsin ("BCBSUW"), directly holds approximately 46% of the outstanding common stock of UWS as of December 31, 1999 and is the Company's largest shareholder.

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

  •
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

  •
  Pursue Acquisitions and Develop Strategic Alliances. The Company intends to continue to pursue strategic acquisitions and alliances, including agreements with providers that it believes will complement or enhance its existing products and/or markets. Since 1996, the Company has expanded its HMO operations through two new start-up HMO's in the northern half of Wisconsin in a partnership arrangement with two major providers. In 1999, the Company acquired three specialty businesses—Allegro, Ltd., HCX and Comprehensive Collection Services, Inc. Further, the Company believes that additional strategic alliances will enable the Company to provide additional products and services in its existing markets.

  •
  Expand Geographically. The Company intends to continue to expand its activities outside of its traditional areas of operation, both inside and outside of Wisconsin. Compcare has continued to increase its market share in Southeastern Wisconsin by expanding its provider networks in counties surrounding Milwaukee. The Company continues to expand its life and disability products through a brokerage sales effort in the upper Midwest. The workers' compensation product is being actively marketed in Iowa and Illinois, and the Company seeks additional opportunities to expand the workers' compensation business through acquisitions or strategic joint ventures. In 1999, the Company formed a joint venture with Health Care Service Corporation, a Mutual Legal Reserve Company, doing business as Blue Cross Blue Shield of Illinois ("HCSC") to manage and sell workers' compensation business. In addition, the Company may acquire other managed care companies or related lines of business in order to enter new markets both inside and outside of Wisconsin.

  •
  Leverage BCBSUW Relationship. During 1999, BCBSUW increased its ownership of the Company to approximately 46% thereby enabling Compcare to license and use the Blue Cross and Blue Shield service marks with its products. The Company believes this enhanced branding capability provides Compcare with a marketing and sales advantage over its other managed care competitors in its markets. In addition, as a result of its affiliation with BCBSUW, the Company has access to BCBSUW's extensive database of health care claims information. The Company believes this database provides it with a competitive advantage since it is able to utilize the information to design, underwrite, price and administer its products more effectively. Given a stronger relationship with BCBSUW, the individual specialty businesses can expand their markets for specialty products and services to other Blue Cross and Blue Shield plans nationwide. The Company currently has business contracts with other Blue Cross and Blue Shield plans, including Empire Blue Cross & Blue Shield, Blue Cross & Blue Shield of Arizona, Inc. and Blue Cross & Blue Shield of Kansas City.

    On February 14, 2000, an appraisal committee appointed by Wisconsin's Commissioner of Insurance completed its review of BCBSUW's application to convert from a service insurance corporation to a stockholder company. Wisconsin's Commissioner of Insurance has notified BCBSUW that, barring any unforeseen complications, she anticipates issuing a decision relative to the plan of conversion during the first quarter of 2000. The board of directors of BCBSUW is exploring a possible merger or other business combination with the Company following the conversion, if approved.

    In addition to the strategic initiatives outlined above, during 2000, the Company will expand its internet marketing capabilities, and, effective June 1, 2000, will expand on an existing clinical services contract with WellPoint Pharmacy Management to include pharmacy claims processing services for approximately 192,000 member lives.

    The Company has also notified the state of Wisconsin of its intent to terminate the contracts for participation by its HMO's in the BadgerCare segment of the Medicaid program (on which the Company has incurred recent losses) effective April 1, 2000, if rate increases are insufficient.

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

    Valley offers the following plans: (i) the Group Plan, a comprehensive HMO plan; (ii) the Partner Plan, a traditional HMO plan which incorporates co-payments; (iii) POS products, which combines a traditional HMO plan and an out-of-network benefit with deductible and coinsurance; (iv) a Medicare Supplement product, which is designed to cover all or part of health care costs incurred and the government program's allowed payments; (v) a small group product, combining managed care with deductibles and co-payments; (vi) an HMO Medicaid plan, which is a comprehensive HMO plan for Medicaid recipients; and (vii) BadgerCare, which is a comprehensive HMO for uninsured families on Medicaid with income below specified federal poverty levels.

    Unity markets comprehensive managed care products to employer groups and individuals in 29 counties in Central and Southwestern Wisconsin. Unity's product offerings include HMO, POS, and third party administrator ("TPA") services. The HMO product includes a variety of benefit coverage options with multiple copay and deductible options tailored to meet customer needs. Coverage primarily requires the use of providers within the network. The POS product offers flexible insurance options with three levels of benefit coverage available. Options to access health care services can vary from HMO to traditional indemnity coverage. TPA services sold under the brand name TPA Plus offer employers self-funded benefit plan administration. In addition to traditional administrative services, options are available to select network and medical management services, which lower costs through the use of participating providers.

    The POS plans provide significant incentives for members to utilize the plans' managed care benefits and provide reduced benefits and increased deductibles and co-payments when providers outside of the POS network render services. In order to receive the higher level of benefits available within the network, a member must follow referral and prior authorization requirements by receiving care from a primary care physician within the network or be referred to a specialist by the primary care physician. These incentives lower the overall premium for the group, even though the POS premiums tend to be slightly higher than comparable traditional HMO products. POS plans provide a greater level of health care cost control than a traditional HMO or an indemnity plan. POS plans are sold generally as a complete replacement for an employer's HMO and indemnity offerings.

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

    Significant factors in HMO selection by employers and employees include the composition of provider networks, quality of services, price, choice and scope of benefits, and market presence. To the extent permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") and the federal government, the Company can offer an employer a wide spectrum of benefit options, including federally qualified and non-federally qualified products. To address rising health care costs, some employers now consider a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include HMO and POS plans, may either be self-funded or provided by third parties.

    As of December 31, 1999, HMO insured membership consisted of the following (in numbers of individuals):

	HMO	POS	Medicaid	Total
	Commercial
Compcare	101,527	47,781	35,154	184,462
Valley	25,733	12,191	4,890	42,814
Unity	58,777	18,660	5,748	83,185

	186,037	78,632	45,792	310,461

    Trends in membership over the last several years have shown that there is strong growth in the Company's POS and Medicaid products, with slower growth in HMO membership.

    Compcare's operations in the six counties included in the Southeastern Wisconsin region comprise approximately 86% of its total membership. The remainder of Compcare's membership is spread throughout Wisconsin. Valley operates in a 15 county area in Western Wisconsin, and Unity operates in a 29 county area in Southwestern and Central Wisconsin. In addition, the Company has two strategic partnerships to offer HMO products in Northern Wisconsin. Compcare Northwest is a partnership with the Duluth Clinic to bring managed care operations to the underserved rural market. Northwoods Health Plans, LLC is a joint venture formed with Howard Young Health Care, Inc., a leading provider of health care services in North Central Wisconsin. The Company believes that expansion efforts will contribute to increased enrollment by attracting new employer groups and by increasing penetration with existing employer groups.

    The following table identifies the top ten group contracts with the highest HMO earned premium for 1999:

Percentage of Earned Premiums In 1999
State of Wisconsin	11.2%
Medicaid	8.8
Federal Employee Health Benefits Program	3.7
Milwaukee County	2.9
Briggs and Stratton Corporation	2.3
Milwaukee Public Schools	2.1
Construction Worker Health Fund	1.9
CSM Alliance	1.4
Employees Retirement System	1.4
Catholic Archdiocese	1.2

Subtotal	36.9
Other employer groups (2,644 in number)	63.1

100.0%

    The HMOs have significant enrollment among federal, state and municipal government employees, as well as employees represented by collective bargaining units. The Company believes that health care will continue to be an important negotiating issue with organized labor groups and the reputation of the Company's HMOs are advantageous to its future marketing efforts. For information regarding segment information for the Company, see Note 12, "Segment Reporting", on page 51 of this annual report on Form 10K.

    Pursuant to a service agreement, the Company utilizes BCBSUW's salaried sales force that as of December 31, 1999, consisted of 30 account executives, one agency manager, seven agency consultants, and four sales directors, to market HMO products. The Company directly employs a sales staff of five account executives, one sales director, one agency manager and one agency consultant who market products for Unity as well as BCBSUW.

  Providers

    Compcare, Valley and Unity contract with physicians and hospitals to provide medical services to their members. Compcare has an extensive provider network in Southeastern Wisconsin, which included 4,486 physicians as of December 31, 1999. Compcare is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee for the provision of health care services to its members. This network is augmented by individual physicians, hospitals and independent physician associations ("IPAs") affiliated with Milwaukee's largest hospitals. Providers outside of Milwaukee consist of multi-specialty clinics and hospitals. Ancillary services are provided under capitated arrangements through sub-networks including chiropractic, mental health, oral surgery, home care, durable medical equipment and vision. No single provider represents a material relationship in Compcare's provider network. Compcare's contracts with providers renew annually. Compcare considers its relationships with its provider networks to be good and has been able to renew its provider contracts on acceptable terms.

    Approximately 53.4% of Valley's medical and other benefits are provided under an arrangement with Midelfort and its affiliate, Luther Hospital, which the Company believes are the leading medical services providers in Eau Claire, Wisconsin. Arrangements with three smaller area clinics and five other hospitals provide a majority of the other medical and other benefits for Valley. As of December 31, 1999, Valley's provider network consisted of 363 physicians. Approximately 79% of Valley's physician services are provided under the Midelfort arrangement. The relationship with Midelfort is generated by the Valley provider arrangement, which extends through December 31, 2002. Valley's contracts with its other providers renew annually. The Company considers its relationships with Midelfort and its other providers for Valley to be good and has been able to renew provider contracts on acceptable terms.

    Unity contracts with Community Physicians' Network, Inc. ("CPN"), an IPA, and University Health Care, Inc. ("UHC"). UHC is a non-profit tax-exempt corporation which contracts on behalf of the University of Wisconsin Hospital and Clinics, the University of Wisconsin Medical Foundation and the University of Wisconsin School of Medicine. CPN and UHC provide the majority of physician services for Unity's membership throughout its 29 county service area. Unity has contracts with CPN and UHC through October 1, 2004. CPN and UHC collectively contract with approximately 647 primary care providers and 2,409 specialists and ancillary health care providers. In addition, Unity contracts directly with approximately 53 acute care and specialty care hospitals.

    Compcare, Valley and Unity manage the cost of health care provided to members through the method of payment and risk-sharing programs with physician groups and hospitals and through their respective utilization management programs. The method of payment consists of a combination of capitation, fee schedules and discounted fee-for-service arrangements. Capitation allows the payment of a fixed amount per member per month to providers, regardless of the level of services provided, which stabilizes medical and dental costs. Capitation encourages providers to avoid unnecessary utilization of hospital, physician and ancillary health care services. For the year ended December 31, 1999, approximately 39.6%, 20.7% and 92.6% of Compcare's, Valley's and Unity's medical benefits, respectively, were provided under capitated arrangements.

    For certain medical providers, compensation for services is calculated on a discounted fee-for-service basis. Under this arrangement, the Company will reimburse physician groups for services rendered based upon negotiated fee schedules or usual and customary charges less an agreed-upon discount. Hospitals may be reimbursed at a set per diem rate for each inpatient day, on a flat rate per procedure basis, or on a discounted charge basis. In fee-for-service arrangements, risks associated with utilization are retained by Compcare and Valley. However, such arrangements provide Compcare and Valley with greater pricing flexibility and opportunities to benefit by the application of underwriting on a group- specific or individual basis. Furthermore, fee schedule-based compensation allows Compcare and Valley to better target improvement in loss ratios through product development and benefit modification. Such changes are more difficult in a capitated system since capitation levels must be renegotiated before any effective changes can be made to benefits or products.

    As of December 31, 1999, two capitated physician group participants in Compcare's provider network elected to participate in stop-loss arrangements with the Company. Any cumulative costs in excess of $5,000 and $15,000 per participant are paid to the provider in addition to the capitation payments previously paid. These arrangements limit the facility's or group's claim liability to a fixed amount per member per year. Claim costs in excess of stop-loss limits are reimbursed by Compcare to the participating providers and represent approximately 0.1% of the total capitation payments in 1999.

  Operations of Provider Arrangements

    Valley has a provider arrangement with Midelfort. The current term of the provider arrangement is through December 31, 2002, with options for additional renewal terms of one year each. During the initial five-year term of the provider arrangement, after-tax profits or losses were shared equally with Midlefort. Losses shared with Midelfort equaled $0.5 million during 1999. Midelfort has an option to repurchase all the capital stock of Valley on December 31, 2002 for Valley's net equity plus $400,000. If Midelfort exercises its repurchase option, the Company would have no ongoing interest in Valley.

    Prior to January 1, 2000, Unity had provider agreements with Community Health Systems, LLC ("CHS") and UHC that provided for profit-sharing. These agreements were renegotiated in 1999 with an effective date of January 1, 2000. Under the original agreements, 50% of the pre-tax profits were shared, with CHS receiving 30% and UHC receiving 20%. The combined profit-sharing payments from CHS and UHC equaled $1.9 million in 1999. CHS and UHC had options to repurchase the businesses originally sold to the Company on November 1, 1999. Under the renegotiated agreements, the repurchase options can be exercised on November 1, 2004.

    Under the renegotiated agreements, which are effective on January 1, 2000, profit-sharing payments were eliminated with the exception of payments due to UHC for the years 2001 through 2004. During each year, UHC is eligible to receive a portion of the pre-tax income as an annual performance bonus, however the payments for the four-year period are limited to $650,000. The renegotiated agreements are in effect for five years beginning January 1, 2000 and automatically renew for an additional five years unless either CHS or UHC exercise their purchase option or there is a termination of the agreement for cause.

    CHS and UHC have options to repurchase the business originally sold to the Company including the increased membership relative to their respective provider networks on December 31, 2004. CHS has the option to repurchase its proportionate share of Unity for the current net worth of the business being repurchased. UHC has the option to purchase its share of Unity for $500,000 plus the proportionate share of the net worth of Unity attributable to the UHC business less any unpaid amount of the maximum performance bonus ($650,000). Exercise of the repurchase option ends the agreement with respect to that party. If both repurchase options are exercised the Company would have no ongoing interest in Unity.

  Cost Containment

    The majority of medical management and cost containment services for Compcare are provided by the Company's wholly-owned subsidiary, Innovative Resource Group, Inc. ("IRG"). Cost containment for Valley and Unity is coordinated by medical directors in conjunction with the medical staffs of their providers.

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

    The Company continually evaluates, upgrades and enhances the information systems that support its operations. Certain information system functions utilized by Compcare and Valley are outsourced to third parties.

Specialty Managed Care Products and Services

    In the last few years, the Company has focused on growing the specialty products and services it offers. Such products and services include prepaid dental care, life, disability and other products, managed care workers' compensation, consulting and cost containment, health care electronic data interchange, pharmaceutical management, managed care consulting, receivables management and other medical benefits. Such specialty products are sold through a variety of methods, including brokers, agents and an in-house sales force. For additional information on the Company's specialty managed care products, see Note 12, "Segment Reporting", on page 51 of this annual report on Form 10K.

  Dental HMO

    In 1997, a separate corporate entity, Heartland Dental Plan, Inc. ("Heartland Dental"), was established to manage the Company's dental HMO operations (formerly known as Dentacare). Prepaid dental services were provided to 181,200 members as of December 31, 1999, which makes Heartland Dental the largest dental HMO in Wisconsin. Premium revenues attributable to Heartland Dental were $31.2 million for the year ended December 31, 1999.

    Heartland Dental contracts with group dental practices on a capitated basis throughout Wisconsin and Northern Illinois. Members receive services through their selected dental center. In addition, Heartland Dental offers POS and out-of-area products. The Heartland Dental provider network had 291 dental providers as of December 31, 1999. Heartland Dental competes with other regional and national managed care dental plans, indemnity dental insurance, self funded dental plans and direct reimbursement dental programs.

    Heartland Dental offers products with varying benefit options, most of which cover all preventive and diagnostic services. Other services are offered at various levels of coverage. All products cover pre-existing conditions and the full range of dental services, including orthodontics.

  Life, Disability and Other

    The Company offers group term life and accidental death and dismemberment ("AD&D") coverages as well as dependent life and accelerated death benefits. Short and long-term disability products have been designed to provide income replacement for an employee who becomes disabled through a non-work related situation. The Company's Rapid Pay plan is a unique short-term disability product by which claimants receive benefits on a timely basis with minimal up-front paperwork. As of December 31, 1999, the Company had a total of 288,200 life and disability certificates. Insured premium revenue related to life and disability products was $52.7 million for the year ended December 31, 1999. Certain life and disability products are underwritten by United Wisconsin Life Insurance Company ("UWLIC"), a wholly-owned subsidiary of AMSG, and ceded to United Heartland Life Insurance Company ("UHLIC"), a wholly-owned subsidiary of the Company which is licensed in Ohio and Wisconsin. UWLIC is licensed to do business in 39 states and the District of Columbia. United Wisconsin Insurance Company ("UWIC"), a wholly-owned subsidiary of the Company which sells disability products, is licensed in 35 states and the District of Columbia. The Company competes with national providers of group life and disability coverage.

    An insurance company's rating is an important factor in establishing its competitive position. In 1999, UWIC, UWLIC and UHLIC were assigned ratings of "A-" (Excellent) by A.M. Best Company, Inc. ("Best"). The "A-" rating is the fourth highest rating given to insurance companies.

  Managed Care Workers' Compensation

    Through United Heartland, Inc. ("United Heartland"), a wholly-owned subsidiary of the Company, the Company applies managed care techniques to the workers' compensation market in Wisconsin. The workers' compensation coverage sold through United Heartland is underwritten by UWIC in those states where UWIC is licensed to provide such coverage. A reinsurer assumes risk for coverage in those states where UWIC is not licensed to provide workers' compensation coverage. Health services revenue attributable to United Heartland approximated $19.2 million during 1999. During 1999, the Company retained 70% of the workers' compensation risk and ceded the other 30% to a reinsurer. The workers' compensation market, both nationally and in the state of Wisconsin, is extremely competitive. Competition has primarily come from the large, national multi-line property and casualty insurance companies.

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

    United Heartland utilizes medical management resources to assist in the adjustment of its claims, which include: (i) access to BCBSUW's usual and customary charges database; (ii) the PPO network established by the Company for United Heartland clients; and (iii) access to the hospital bill audit and medical staff of the Company as needed in claims handling. The Company believes this managed care capability, combined with a commitment to communicating with employers, employees and medical providers, assists United Heartland in monitoring the major cost factors of workers' compensation claims. Cost savings have been demonstrated as United Heartland's customers experienced an average claim cost that was 40% lower than the industry average in Wisconsin for the year ended December 31, 1999.

    United Heartland has formed a joint venture with HCSC to manage and sell workers'compensation business through a new managing general agency, United Heartland Illinois, which began operation in October 1999. The joint venture will capitalize on United Heartland's expertise in applying managed care techniques to workers' compensation business.

  Consulting and Cost Containment Services

    Through Meridian Resource Corporation ("Meridian"), the Company specializes in providing consulting and cost containment services to insurance companies, employers, providers, government agencies, coalitions and other organizations to help them make decisions regarding health care benefits and more effective health care delivery. Consulting services include health care data analysis, hospital cost indexing and analysis, feasibility studies and economic analysis. Cost containment services include hospital bill audit, data analysis and reporting, claims audit subrogation recovery, collection and fraud investigation and recovery services. The Company competes against other stand-alone companies that provide similar cost reduction strategies and other large insurance companies that provide these services. Revenues from managed care consulting services totaled $9.6 million for the year ended December 31, 1999.

  Health Care Electronic Date Interchange ("EDI") Services

    United Wisconsin Proservices, Inc. ("Proservices") provides software and claim submission services and has created the largest provider/insurer network for such services in Wisconsin, extending to over 200 hospitals and clinics in Wisconsin and over 300 home health agencies nationwide. Proservices electronically transmits more than eight million medical claims annually for such clients as Medicare, Medicaid, private insurers, third party administrators and re-pricers. Proservices competes with other hospital software vendors and national suppliers of electronic claims processing.

  Pharmaceutical Management

    Pharmacy management services promote appropriate and cost-effective pharmaceutical utilization through formulary development, pharmacy network management, pharmacy and therapeutic committees, and concurrent and retrospective drug review. Central to the program is pharmacy benefit management. The pharmacy services division within Innovative Resource Group, Inc. ("IRG") manages the pharmacy benefits for Compcare and BCBSUW, which approximates 0.5 million lives.

  Managed Care Consulting

    Effective June 1999, HCX managed care contributed assets to Meridian Managed Care, Inc. ("MMC"). Effective August 1999, MMC subsequently contributed common stock to CNR Health, Inc. ("CNR"). Effective August 1999, Allegro, Ltd. and Intercare Network, Inc. merged into CNR, which subsequently changed its name to IRG. In addition, Right RX (a division of Compcare) and Meridian Resource Consulting (a division of Meridian) are conducting business and operating in conjunction with IRG.

    Joining the strengths and resources of these care management companies allows IRG to provide clients with a broad array of coordinated care management services. The primary products include medical utilization management and large case management, disease management, employees assistance programs, behavioral health management, integrated behavioral health and employee assistance programs, behavioral health networks and claims administration, disability and workers compensation case management, telephonic nurse assisted triage lines, prenatal education programs and health care consulting and data analysis. IRG's customers include self-funded employer groups, insurance companies, reinsurance companies, third party administrators and governmental agencies.

    The aggregation of these entities has enabled the Company to consolidate operating facilities, merge management information system resources and improve profitability.

  Receivables Management

    Comprehensive Receivables Group, Inc. ("CRG"), formerly known as Ladd Enterprises, Inc., is a health care receivables management firm based in Michigan and serves healthcare providers in the Midwest and Southeast and insurance providers on a national level. CRG provides collections and receivables management services to hospitals and other commercial clients. Receivables management services provided within the health care industry represents 95% of CRG's 1999 total revenues of $4.1 million.

Competition

    The managed care industry is highly competitive. During the past few years, the managed care industry in Wisconsin and the upper Midwest has experienced consolidation. The Company believes the principal competitive features affecting its ability to retain and increase its managed care membership include the price of benefit plans offered, the composition of provider networks, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. Although the Company is a leading provider of managed care services in Wisconsin, the Company may experience increased competition in the future. The Company competes with national competitors for its HMO products including Humana, Inc. and United Health Group Incorporated. The Unity HMO competes with Dean Health Plan, Inc. in the Madison area and surrounding counties. Many of the Company's competitors are larger, have considerably greater financial resources and distribution capabilities and offer more diversified types of insurance coverage than the Company.

Reinsurance

    The Company manages the risk it retains through the use of reinsurance. The Company maintains in force both "quota share" and "excess of loss" reinsurance treaties. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. The Company's quota share reinsurance treaties allocate the total amount of business subject to the treaties between the Company and the respective parties to the treaties. Through quota share reinsurance, UHLIC assumes 100% of certain life coverages underwritten by UWLIC. In addition, UWIC cedes to BCBSUW 100% of certain medical coverages. Approximately 30% of the Company's workers' compensation business during 1999 was ceded to an independent non-affiliated reinsurer. Excess of loss reinsurance is used to limit the amount of loss retained by the Company on individual claims or a series of claims. Excess of loss reinsurance is utilized by the Company's HMOs to limit their exposure to inpatient hospital claims or, in the case of Compcare, to organ transplants. The Company limits its retention per claim to $75,000 on its life and disability business. For workers' compensation claims, the Company retains the first $250,000 of a loss, which it shares with its quota share reinsurer, and cedes losses between $250,000 and $40,000,000 on an individual excess of loss basis to third-party reinsurers. Except for affiliates of the Company, all reinsurers with which the Company contracts are rated "A-" (Excellent) or better by Best.

Service Agreements

    The Company and several of its subsidiaries purchase services from, or provide services to, BCBSUW pursuant to written agreements (the "Service Agreements"). Services covered by these agreements include marketing, information systems, legal, investment, actuarial, accounting, underwriting and other administrative and management services. Fees under the Service Agreements are calculated on a cost basis. Costs directly attributable to a particular company are paid by such company. Costs that are not specific to any particular company are allocated based on utilization and allocation methods outlined in the Service Agreements. If the recipient can obtain any of the services under more favorable terms by performing the services itself or by procuring them from a third party, it is not obligated to renew the Service Agreement for those services if the provider is unwilling to substantially match such terms. The Service Agreements automatically renew annually unless otherwise terminated. In addition, under Wisconsin law, the OCI reviews the Service Agreements to ensure that the agreements are reasonable and fair to the interests of the insurance companies that are parties to the agreements. For the year ended December 31, 1999, the Company paid approximately $11.7 million for such services, and received approximately $12.0 million from BCBSUW for the provision of such services.

Investments

    The Company attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. The Company's investment guidelines permit investments in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and commercial paper, and other assets including corporate debt securities, municipal securities, asset-backed securities, mortgage-backed securities, Yankee securities, equity securities and mutual funds. The minimum average rating of the fixed income portfolio must be "A" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. The Company invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity. The Company's portfolio contains no investments in mortgage loans or non-publicly traded securities, except for investments in affiliates. However, at December 31, 1999, $29.3 million of the Company's investment portfolios were invested in investment grade government agency mortgage-backed securities.

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

    The table below reflects investment results for the years indicated:

	Years ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Average invested assets(1)	$161,872	$185,249	$179,505
Net investment income(2)	9,413	10,240	10,317
Average yield	5.82%	5.53%	5.75%
Net realized gains	2,145	9,123	11,921
Net unrealized gains (losses) on stocks & bonds	(4,982)	1,895	4,795

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

    Federal legislation has significantly expanded regulation of group health plans and health care coverage. The laws place restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status and prohibit cancellation of coverage due to claims experience or health status. Federal regulations also prohibit insurance companies from declining coverage to small employers. Additional federal laws, which took effect in 1998, include prohibitions against separate, lower, dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. The Company does not anticipate that these laws will affect its comparable profitability or business prospects because all insurance companies across the country are subject to the same requirements. Furthermore, many requirements of the federal legislation are similar to small group reforms that have been in place for many years. The Company will be able to utilize and expand upon the cost control measures initiated as a result of small group legislative reform.

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

    HIPAA.  The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contained provisions requiring mandatory standardization of certain communications between health plans, electronic clearinghouses and providers who submit certain health information electronically. HIPAA requires health plans to use specific data content standards, mandates the use of specific identifiers

(e.g., national provider identifiers and national employer identifiers) and requires specific security requirements. Final regulations on these requirements and privacy of health care information standards are expected from the Department of Health and Human Services ("DHHS") in 2000. Health plans must be in compliance within two years of publication of the final rules. The Company is tracking the development of the final regulations and working with various national trade organizations to provide comments to DHHS on the impact of the rules and to develop implementation plans.

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

    As a federally qualified HMO, Compcare must file periodic reports with, and is subject to periodic review by the Office of Prepaid Health Care at the Health Care Financing Administration.

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

    The National Association of Insurance Commissioners ("NAIC") adopted the Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act ("RBC Model Act"), effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC Model Act formula is used by the States to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The NAIC adopted similar RBC requirements for property and casualty insurance companies effective December 31, 1994, and for health organizations, including HMOs, effective December 31, 1998. The Company intends to make capital contributions on an ongoing basis to satisfy all promulgated capital and surplus requirements, as needed.

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

    Based upon the financial results of the Company's combined insurance subsidiaries for the year ended December 31, 1999, $1.3 million is available for 2000 dividend payments to their parent without regulatory approval.

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

    A few jurisdictions have enacted laws which hold managed care organizations liable for damages resulting from wrongful denial of care or payment for care. The Company provides utilization review services through IRG in at least one state that has passed such legislation. The liability law encompasses entities that do not provide insurance coverage, but merely provide utilization review services. IRG has developed risk management procedures and believes that it will be able to minimize potential liability for coverage decisions.

    ERISA.  The provision of goods and services to or through certain types of employee health benefit plans is subject to ERISA. ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the federal courts and the United States Department of Labor. ERISA places certain controls on how the Company's business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is charged with enforcement of ERISA and may develop new regulations which result in additional constraints on ERISA-governed benefit plans. There have been continued legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law-based suits relating to employee health benefits offered by the Company's health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

Employees

    As of December 31, 1999, the Company employed 1,256 full-time and 79 part-time employees, of whom 253 were managerial and supervisory personnel. Of these employees, 28 were represented by a union. In addition, the Company leases the services of 63 people who manage and operate one of its subsidiaries. The Company considers its relations with its employees to be good.

Trademarks

    "Compcare" is a federally registered service mark of the Company. The Company has filed for and maintains various other service marks and trade names at the federal level and in the State of Wisconsin. Although the Company considers its registered service marks, trademarks and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or trade name.

ITEM 2. Properties

    The Company occupies common facilities with BCBSUW and is charged a proportionate share of the cost of such facilities under the Service Agreements. The Company's corporate headquarters are located in Milwaukee, Wisconsin in a 235,000 square foot building leased by BCBSUW. The Company also utilized space in a Milwaukee regional office leased by BCBSUW, which has approximately 217,000 square feet of office and warehouse space. However, this lease expired on December 31, 1999. Consequently, during 1999, the Company transitioned certain operations to 45,000 square feet of leased office space located in New Berlin, Wisconsin, approximately 12,000 square feet located in Platteville, Wisconsin, and 32,000 combined square feet at two locations in Waukesha, Wisconsin. In addition, the Company's business is sold and serviced in five other Wisconsin regional offices leased by BCBSUW. Unity owns a 40,000 square foot facility in Sauk City, Wisconsin. IRG and CRG both lease facilities including 9,900 square feet in Hartford, Wisconsin and 12,500 combined square feet at three locations in Michigan, respectively.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4a.  Executive Officers of the Registrant

    The name, age, title and business backgrounds of each of the executive officers are set forth below. Certain individuals named below previously were officers of AMSG and various of its subsidiaries prior to the spin-off, and had resigned from all positions held at AMSG or its remaining subsidiaries as of the effective date of the spin-off distribution. Certain individuals with comparable positions as listed below were elected to serve the new company, UWS, commensurate with the spin-off. The business address of each of the executive officers is 401 West Michigan Street, Milwaukee, Wisconsin 53203.

    As of March 1, 2000, the executive officers of the Company are as follows:

Name	Age	Title
Thomas R. Hefty	52	Chairman of the Board, President, Chief Executive Officer and Director
Stephen E. Bablitch	46	Vice President, General Counsel and Secretary
Devon W. Barrix	57	Vice President
Michael E. Bernstein	39	Senior Vice President
Frank M. Cino	43	Vice President and Controller
Gail L. Hanson	44	Vice President, Chief Financial Officer and Treasurer
James E. Hartert	45	Vice President; and President of IRG
Catherine S. Harvey	37	Senior Vice President
Thomas E. Liechty	48	Vice President; and President of UWIC and UHLIC
Herbert B. Olson	44	Vice President and Chief Actuary
Emil E. Pfenninger	48	Vice President; and President of United Heartland
Penny J. Siewert	42	Vice President of Regional Services
Mary I. Traver	49	Vice President; and President of Compcare

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

    Michael E. Bernstein is Senior Vice President of the Company. Mr. Bernstein was elected a Senior Vice President in February of 2000. Mr. Bernstein was elected Senior Vice President of BCBSUW in March of 2000. Prior to joining UWS and BCBSUW, Mr. Bernstein served as executive vice president for the University of Wisconsin Medical Foundation in Madison, Wisconsin from 1998 through 1999. From 1996 to 1998, Mr. Bernstein was senior vice president at University Health Care, Inc.

    Frank M. Cino is Vice President and Controller of the Company. Mr. Cino was elected a Vice President in December of 1999. Mr. Cino was elected Vice President of BCBSUW in December 1999. Prior to joining UWS and BCBSUW, Mr. Cino was employed with Ernst & Young, LLP, New York in various positions from 1985 to 1999, most recently as senior manager of health care industry services.

    Gail L. Hanson is Vice President, Chief Financial Officer and Treasurer of the Company. Ms. Hanson was named Chief Financial Officer of the Company effective August 2, 1999 to fill a vacancy created by the retirement of the previous CFO. Ms. Hanson has been Treasurer of UWS since 1987 and was elected a Vice President in 1996. She has served in various capacities with UWS's subsidiaries since 1984. Ms. Hanson was elected Vice President and Treasurer of BCBSUW in 1996 and had been Assistant Vice President and Treasurer since 1987, having joined BCBSUW in 1984 as the Controller of UWIC.

    James E. Hartert, M.D.  is Vice President of the Company. Dr. Hartert was elected a Vice President in May of 1999. He was elected President of IRG in July of 1999. He has also served in various capacities with the Company's subsidiaries since 1996. Dr. Hartert was elected Vice President of BCBSUW in March of 1999. Prior to joining UWS and BCBSUW, Dr. Hartert was employed by Humana Health Care Plans as Chief Medical Officer for the Kentucky market from 1994 to 1996.

    Catherine S. Harvey is Senior Vice President of the Company. Ms. Harvey was elected a Senior Vice President in February of 2000. Ms. Harvey was elected Senior Vice President of BCBSUW in March of 2000. Prior to joining UWS and BCBSUW, Ms. Harvey was vice president of health services operations/ delivery systems management at United HealthCare in Minneapolis, Minnesota from 1997 to 1999. From 1995 to 1996, Ms. Harvey was employed with Towers Perrin Integrated Healthsystems Consulting in Minneapolis, Minnesota as a senior consultant.

    Thomas E. Liechty is Vice President of the Company. Mr. Liechty was elected a Vice President in August of 1999. He was elected President of UWIC and UHLIC in July of 1999. Mr. Liechty was previously Regional Vice President for the Northeastern Region of BCBSUW from 1988 to 1999.

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

    Penny J. Siewert is Vice President of Regional Services of the Company. Ms. Siewert was elected Vice President of Regional Services of UWS in 1995. Ms. Siewert joined BCBSUW in 1977 and has served in various capacities. Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets for BCBSUW in 1992, Vice President of Regional Services for BCBSUW in 1995 and Senior Vice President for BCBSUW in 1999.

    Mary I. Traver is Vice President of the Company. Ms. Traver was elected Vice President of UWS in 1988. Ms. Traver was Vice President and General Counsel of UWS from 1988 to 1996 and Secretary from 1992 to 1996. She has served in various capacities with some of UWS's subsidiaries since 1987. Ms. Traver was General Counsel of BCBSUW from 1988 to 1996, Secretary of BCBSUW from 1992 to 1996, and a Vice President of BCBSUW since 1988. She was elected President of Compcare in February of 1999.

PART II

ITEM 5. Market For Registrant's Common Equity.

    The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UWZ". The following table sets forth the per share high and low sale prices for the Common Stock as reported on the NYSE for the periods indicated and the cash dividends paid per share for those periods.

	High	Low	Cash Dividends Paid
Year Ended December 31, 1999:
First Quarter	$9.06	$5.75	—
Second Quarter	$8.94	$5.63	—
Third Quarter	$9.38	$5.50	—
Fourth Quarter	$5.81	$4.00	$0.05
	High	Low	Cash Dividends Paid
Year Ended December 31, 1998:
First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter from September 28, 1998	$7.19	$5.81	—
Fourth Quarter	$9.31	$4.81	$0.05

    An annual dividend of $0.05 per share was paid on December 29, 1999 to shareholders of record at the close of business on December 22, 1999.

    As of February 11, 2000, there were 252 shareholders of record of Common Stock. Based on information obtained from the Company's Transfer Agent and from participants in security position listings and otherwise, the Company has reason to believe there are more than 2,900 beneficial owners of shares of Common Stock.

ITEM 6. Selected Consolidated Financial Data

    The following selected financial data presents consolidated financial information with respect to the Company. The balance sheet data as of December 31, 1999, 1998 and 1997 and the statement of income data for each of the four years in the period ended December 31, 1999, have been derived from the audited consolidated financial statements and notes thereto of the Company. The balance sheet data as of December 31, 1995 has been derived from unaudited financial statements which, in the opinion of the Company's management, include all adjustments necessary to present the financial position and results of operations at and for the years presented. The consolidated financial statements of the Company do not necessarily reflect the results of operations or financial position that would have resulted had the Company been a separate, independent company and are not necessarily indicative of the results to be expected for any future fiscal year. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	As of and for the year ended December 31,
	1999	1998	1997	1996	1995
	(In thousands)
Statement of Income Data:
Revenues:
Health Services Revenues:
Premium revenue	$651,567	$608,917	$560,825	$493,092	$466,929
Other revenue	41,586	29,728	26,046	27,632	24,222
Investment results	11,371	18,976	22,238	19,040	9,665

Total revenues	704,524	657,621	609,109	539,764	500,816
Expenses:
Medical and other benefits	621,916	519,636	485,198	425,258	416,167
Selling, general and administrative	127,404	103,517	94,496	83,839	72,576
Interest	5,293	1,411	—	—	—
Profit (loss) sharing on provider arrangements	(4,096)	2,762	3,380	2,868	2,734
Amortization of goodwill and other Intangibles	796	450	818	841	678

Total expenses	751,313	627,776	583,892	512,806	492,155

Income (loss) before income tax	(46,789)	29,845	25,217	26,958	8,661
Income tax expense (benefit)	(17,785)	11,767	9,433	10,617	3,277

Net income (loss)	$(29,004)	$18,078	$15,784	$16,341	$5,384

Pro forma net income (1)		$15,863	$12,722	$15,974

Operating Statistics:
Medical loss ratio (2)	95.5%	85.3%	86.5%	86.2%	89.1%
Selling, general and administrative expense ratio (3)	18.4%	16.2%	16.1%	16.1%	14.8%
Net income margin (4)	N/A	2.7%	2.6%	3.0%	1.2%
Balance Sheet Data:
Cash and investments	$146,128	$192,558	$176,579	$182,431	$178,926
Total assets	297,154	298,208	266,256	269,478	261,523
Note payable to affiliate	70,000	70,000	—	—	—
Total shareholders' equity	31,032	64,459	123,616	123,882	120,277
Pro forma note payable to affiliate (1)			70,000	70,000
Pro forma total shareholders' equity (1)			53,616	53,882

(1)
Reflects pro forma adjustments for interest expense on assumed debt. See note 1 (Pro forma Earnings Per Common Share) in the accompanying Consolidated Financial Statements.

(2)
Medical and other benefits as a percentage of premium revenue.

(3)
Ratios are based on health service revenues and selling, general and administrative expenses.

(4)
Net income as a percentage of total revenues.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    United Wisconsin Services, Inc. (the "Company") is a Wisconsin corporation organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty businesses of the Company's predecessor, American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.). On September 25, 1998, the Company was spun-off (the "Spin-off") from its former parent, AMSG.

    The Company is a leading provider of managed health care services and employee benefit products. The Company's two primary product lines are (i) Health Maintenance Organization ("HMO") products sold primarily in Wisconsin, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point-of-service ("POS") and other related products managed by Compcare, Valley and Unity; and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission, pharmaceutical management, managed behavioral health services, case management and receivables management, sold throughout the United States. Operating results and statistics for these product groups are presented below for the periods indicated.

Summary of Operating Results and Statistics

	At December 31,
	1999	1998	1997
Members at end of period:
HMO members by business unit:
Compcare	184,462	175,037	173,241
Valley	42,814	41,282	37,906
Unity	89,773	87,924	85,117

Total HMO products members	317,049	304,243	296,264

Specialty managed care products and services:
Life/AD&D	166,197	160,619	129,406
Dental HMO	181,236	169,709	169,823
Behavioral health	1,023,722	992,216	863,538
Workers' compensation	57,358	53,025	54,928
Disability and other	136,070	125,357	97,727

Total specialty managed care products and services members	1,564,583	1,500,926	1,315,422

	Year ended December 31,
	1999	1998	1997
Health services revenue (as a percentage of the total):
HMO products	80.0%	81.2%	81.7%
Specialty managed care products and services:
Service products	8.1%	6.9%	6.8%
Risk products	14.3%	14.7%	14.3%
Intercompany eliminations	(2.4)%	(2.8)%	(2.8)%

Total	100.0%	100.0%	100.0%

	Year ended December 31,
	1999	1998	1997
Operating Statistics:
HMO Products:
Medical loss ratio (1)	99.8%	88.8%	90.1%
Selling, general and administrative expense ratio (2)	10.4%	9.6%	9.3%
Specialty managed care products and services:
Service products:
Operating expense ratio (3)	91.1%	90.9%	95.7%
Risk products:
Loss ratio (1)	75.2%	70.9%	71.5%
Selling, general and administrative expense ratio (2)	25.1%	24.8%	23.3%

(1)
Medical and other benefits as a percentage of premium revenue.

(2)
Selling, general and administrative expenses as a percentage of premium revenue.

(3)
Operating expense as a percentage of other revenue.

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

1999 Compared with 1998 and 1998 Compared with 1997

Total Revenues

    Total revenues in 1999 increased 7.1% to $704.5 million from $657.6 million in 1998. Total revenues in 1998 increased 8.0% from $609.1 million in 1997. These increases were due primarily to increased membership in most of the major product lines, general premium and rate increases and acquisitions of specialty businesses since July of 1998.

    Health Services Revenue—HMO health services revenue in 1999 increased 6.9% to $554.7 million from $518.7 million in 1998. HMO health services revenue in 1998 increased 8.2% from $479.2 million in 1997. The increases in both years are primarily due to increases in average HMO premium revenue per member and increases in the average number of HMO medical members. Average HMO medical premium per member in 1999 increased 4.7% from 1998 and increased 4.3% in 1998 from 1997, as a result of premium increases. The average number of HMO medical members in 1999 increased 2.8% to 306,007 from 297,737 in 1998. The average number of HMO medical members in 1998 increased 3.5% from 287,534 in 1997. This increase in 1998 was due in part to the elimination of a key provider from the network of one of Compcare's competitors, resulting in a shift of members to Compcare.

    Health services revenue for specialty managed care products and services in 1999 increased 12.6% to $155.1 million from $137.7 million in 1998. This was the result of a decrease in the percentage of ceded reinsurance, along with increases in covered lives, premium rates on insurance products and additional revenue of $4.5 million from recent acquisitions. During the third quarter of 1999, the Company formed Innovative Resources Group, Inc. ("IRG"), which is comprised of three of the Company's recent acquisitions and two existing specialty managed care subsidiaries. IRG provides medical and behavioral health management services, case management, employee assistance programs, and workers' compensation case management and pharmacy management services. Health services revenue in 1998 increased 11.1% from $123.9 million in 1997. The increase was due to an increase of $8.4 million relative to life and disability products, an increase of $1.4 million in dental premiums and an increase in managed behavioral health and managed care consulting. The increases in life and disability premiums were driven by membership increases of 24.1% in 1998. In addition, acquisitions during 1998 provided $1.0 million of additional revenue.

    Net Investment Results—Investment results include investment income and realized gains on the sale of investments. Investment results in 1999 decreased 40.0% to $11.4 million from $19.0 million in 1998. Investment results in 1998 increased 14.4% from $22.2 million in 1997. Average annual investment yields, excluding net realized gains, were 5.8%, 5.5% and 5.8% for 1999, 1998 and 1997, respectively. The decrease in investment results during 1999 is the result of fewer invested assets. Fewer invested assets resulted from the Company liquidating a portion of the bond portfolio (which were primarily in unrealized loss positions) to generate cash to fund operations.

    Average invested assets in 1999 decreased 12.6% to $161.9 million from $185.2 million in 1998. The decrease in average invested assets during 1999 is a result of cash requirements necessary to fund operating losses and increased cash payments relative to medical and other benefits payable. Average invested assets in 1998 increased 3.2% from $179.5 million in 1997. Changes in levels of average invested during 1998 assets relate to ongoing operations, including collection of receivables and timing of claim payments.

    Investment gains are realized in the normal investment process in response to market opportunities. Realized gains decreased to $2.1 million in 1999 from $9.1 million in 1998. Realized gains in 1998 decreased from $11.9 million in 1997.

Expense Ratios

    Loss Ratio—The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 95.5% in 1999 compared with 85.3% in 1998 and 86.5% in 1997. The 1999 consolidated loss ratio is influenced by the component loss ratios for each of the Company's two primary product lines, as discussed below.

    The medical loss ratio for HMO products for 1999 was 99.8%, compared with 88.8% for 1998 and 90.1% for 1997. The increase in the medical loss ratio in 1999 for HMO products is primarily the result of $15.6 million in prior year adverse reserve development, along with $16.1 million in current year adverse reserve development and $0.9 million of premium deficiency reserve for anticipated future losses related to the Medicaid business. Although the claims inventory remains stable following the Company's conversion to a Year 2000 compliant computer system, actuarial data indicate an increase in the lag between the time some HMO services were provided and the date the claims for those services were submitted by providers for payment. The increase in claim reserves is intended to cover the higher level of outstanding claims. The lower loss ratio in 1998 is also attributable to higher premium rate increases and a favorable development in the reserves as of December 31, 1997.

    The loss ratio for the risk products within specialty managed care products and services in 1999 was 75.2%, compared with 70.9% in 1998 and 71.5% in 1997. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business, and as a result, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratios in 1999 are attributable to an increase in the life and disability claims, along with lower premium and rate increases in 1999 given the competitive marketplace conditions for disability and workers' compensation products. In addition, United Heartland, Inc. workers' compensation block of business had achieved better than expected results during 1998, while the 1999 results represent an increased loss ratio that is more in line with industry and targeted results.

    Selling, General and Administrative Expense Ratio—The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, and premium taxes and other assessments. The SGA expense ratio for HMO products in 1999 was 10.4%, compared with 9.6% in 1998 and 9.3% in 1997.   The majority of the increase in the SGA expense ratio related to costs incurred to reduce Compcare's claim backlog and process claim adjustments, which were attributed to the system conversion as part of the Company's implementation of its Year 2000 readiness program and to increased customer service demands.

    SGA expense ratio related to the risk products within specialty managed care products and services in 1999 was 25.1%, compared with 24.8% in 1998 and 23.3% in 1997. Increases in SGA expenses correlate to premium and other revenue increases which were 5.9% in 1999 compared with 1998 and 11.7% in 1998 compared with 1997. In addition, the Company incurred higher Year 2000 readiness expenses during 1999. The mix of business shifted between 1998 and 1997, as a result of greater growth in ancillary lines of business that have higher SGA expense ratios.

    The operating expense ratio related to the service products within specialty managed care products and services in 1999 was 91.1% compared with 90.9% in 1998 and 95.7% in 1997. The deterioration in 1999 compared to 1998 is mainly attributable to an increase in the allowance for doubtful accounts. The improvement in 1998 compared to 1997 is due to successful product pricing strategies within the Behavioral Health line of business.

Other Expenses

    Profit (loss) sharing on provider arrangements was $(4.1) million in 1999, compared with $2.8 million in 1998 and $3.4 million in 1997, net of intercompany eliminations. Included in this caption is expense related to the Unity and Valley provider arrangements and income from the workers' compensation agreements. Profit (loss) sharing expenses related to the Unity and Valley provider arrangements are calculated based on the profitability of the HMO, which amounted to $(2.4) million, $3.2 million and $4.0 million in 1999, 1998 and 1997, respectively.

    Included in other operations in 1999 is $5.3 million of interest expense compared to $1.4 million in 1998. The Company assumed a $70 million debt owed to BCBSUW as of September 11, 1998. Interest expense related to the $70 million debt was $4.8 million and $1.4 million in 1999 and 1998, respectively. The Company also participates with BCBSUW in a bank line-of-credit, which permits aggregate borrowings up to $30 million. Interest expense related to the bank line-of-credit was $0.5 million and $0.1 million in 1999 and 1998, respectively.

    Amortization of goodwill and other intangibles was $0.8 million for 1999 compared with $0.5 million for 1998 and $0.8 million for 1997. The increase in 1999 is due to goodwill arising from recent acquisitions. The reduction in 1998 is due to full amortization of certain intangibles.

Net Income

    Consolidated net income (loss) in 1999 decreased to $(29.0) million from $18.1 million in 1998. Consolidated net income in 1998 increased 14.5% from $15.8 million in 1997. The decrease in 1999 resulted mainly from $16.1 million in current year reserve development and $15.6 million in prior year reserve development and an increase of $12.6 million in the allowance for doubtful accounts. In addition to these charges, 1999 included $2.8 million of charges for various transactions and reorganization costs. The charges are included in other operations.

    The Company's effective tax rate was 38.0% in 1999, compared with 39.4% in 1998 and 37.4% in 1997. The Company's effective tax rate fluctuates based upon the relative profitability of the Company's two reportable business segments and the differing effective tax rates for each subsidiary within those reportable segments. The effective tax rates range from 32% to 46%.

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

    On an historical basis, the Company has generated positive cash flow from operations. However, in 1999, net cash used in operating activities amounted to $45.2 million, compared with net cash provided by operating activities of $21.9 million for 1998. In addition to the net loss from operations, the decrease in cash flows from operations in 1999 was due primarily to increased cash payments relative to medical and other benefits payable and an increase in current prepaid tax receivable. Due to periodic cash flow requirements of certain subsidiaries, the Company made borrowings under its bank line-of-credit ranging up to $20.2 million during 1999 and $10.0 million during 1998 to meet short-term cash needs. The outstanding balance was $11.6 million at December 31, 1999, while no balance was outstanding at December 31, 1998.

    The Company's investment portfolio consists primarily of investment grade bonds and Government securities and has a limited exposure to equity securities. At December 31, 1999, $105.0 million or 80.9% of the Company's total investment portfolio was invested in bonds compared with $133.1 million or 80.0% at December 31, 1998. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at December 31, 1999 and 1998. The majority of the bond portfolio was classified as available-for-sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $4.98 million at December 31, 1999 and exceeded amortized cost by $1.9 million at December 31, 1998. Unrealized holding gains and losses on bonds classified as available-for-sale are included as a component of shareholders' equity, net of applicable deferred taxes. The Company has no investments in mortgage loans, no non-publicly traded securities (except for principal-only strips of U.S. Government securities), real estate held for investment or financial derivatives.

    From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners ("NAIC") and the State of Wisconsin requirements. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. The Company intends to make capital contributions on an ongoing basis to satisfy all promulgated capital and surplus requirements, as needed.

    The amount of dividends, which may be paid to the Company from insurance subsidiaries, is limited by state regulation. In the past, the insurance subsidiaries have been allowed, with prior notification to the OCI, to pay dividends in excess of the ordinary dividend levels prescribed by regulation.

    In addition to internally-generated funds and periodic borrowings on its bank line-of-credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

    The Company is a party to certain provider arrangements in conjunction with Unity and Valley, wholly-owned HMO subsidiaries included in the Company's consolidated financial statements, which include profit-sharing payments to certain providers and repurchase provisions.

    Under the terms of the Valley purchase and sale agreement, as amended, the seller retained an option to repurchase all of the capital stock of Valley as of December 31, 2002, at a price equal to Valley's net assets plus $400,000.

    Pursuant to the terms of the Unity purchase agreements, as amended, the sellers retained options to repurchase the net assets of the acquired companies as of December 31, 2004. One seller has the option to repurchase a portion of Unity's business for $500,000 plus the proportionate share of the net worth of such business less any unpaid amount of the maximum annual performance bonuses. The maximum annual performance bonuses are limited to $650,000 in total. The other seller has the option to repurchase the remainder of the Unity business at a price equal to the net assets of such business.

    Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $220,235,000, $207,014,000 and $186,318,000 for 1999, 1998 and 1997, respectively. Profit (loss) sharing expenses related to these provider arrangements is calculated based on the profitability of the HMO subsidiary and totaled $(2,366,000), $3,171,000 and $3,960,000 in 1999, 1998 and 1997, respectively. Total net income (loss) subject to repurchase options, pursuant to the various acquisition agreements, totaled $(1,071,000), $2,358,000 and $2,395,000 for 1999, 1998 and 1997, respectively. Total assets and total net assets subject to repurchase options were $39,409,000 and $16,970,000, respectively, at December 31, 1999 and $44,798,000 and $21,362,000, respectively, at December 31, 1998.

    Should the buy back options be exercised, the Company would lose rights to the future profits on the HMO. The cash received by the Company pursuant to the exercise of the buy back option could be redeployed to support additional premium writings, acquire other businesses or be invested to earn a portfolio return. Due to these alternative uses of capital, the potential buy back arrangements do not represent material claims against the Company's liquidity and capital resources.

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

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $3.6 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

    Of the $146.1 million of cash and investments held by the Company at December 31, 1999, approximately $16.3 million were cash and cash equivalents and $9.1 million were securities that were being held-to-maturity. The remaining $120.7 million representing available-for-sale securities is comprised of $15.7 million in equities and $105.0 million of principally US domestic fixed income securities with an average quality of Aa3. The Company also has access to an adjustable-rate line-of-credit and has an adjustable-rate loan with its majority shareholder. The total borrowings as of December 31, 1999 were $81.6 million.

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

    The Company uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of December 31, 1999 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of the Company's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $4.8 million as of December 31, 1999.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

Board of Directors
United Wisconsin Services, Inc.

    We have audited the accompanying consolidated balance sheets of United Wisconsin Services, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and comprehensive income (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

Milwaukee, Wisconsin February 11, 2000	ERNST & YOUNG, LLP

United Wisconsin Services, Inc.

Consolidated Balance Sheets

	December 31,
	1999	1998
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$16,254	$26,385
Investments—available-for-sale, at fair value	120,721	158,463
Premium receivables	24,215	20,137
Due from clinics and providers	16,629	17,087
Other receivables	30,731	28,240
Prepaid expenses and other current assets	29,438	6,778

Total current assets	237,988	257,090
Investments—held-to-maturity, at amortized cost	9,153	7,710
Property and equipment, net	9,938	8,963
Goodwill and other intangibles, net	10,492	7,751
Other noncurrent assets	29,583	16,694

Total assets	$297,154	$298,208

Liabilities and shareholders' equity
Current liabilities:
Medical and other benefits payable	$74,238	$70,659
Advance premiums	36,248	30,584
Note payable to affiliates	—	70,000
Due to affiliates—other	13,037	7,513
Payables and accrued expenses	15,033	19,129
Other current liabilities	22,164	10,527

Total current liabilities	160,720	208,412
Noncurrent liabilities:
Note payable to affiliates	70,000	—
Medical and other benefits payable	24,104	19,375
Other noncurrent liabilities	11,298	5,962

Total noncurrent liabilities	105,402	25,337

Total liabilities	266,122	233,749
Shareholders' equity:
Preferred stock (no par value, 1,000,000 shares authorized)	—	—
Common stock (no par value, no stated value, 50,000,000 shares authorized, 16,939,682 and 16,812,081 shares issued and outstanding at December 31, 1999 and 1998, respectively)	14,052	13,378
Retained earnings	20,242	50,088
Accumulated other comprehensive income (deficit)	(3,262)	993

Total shareholders' equity	31,032	64,459

Total liabilities and shareholders' equity	$297,154	$298,208

See accompanying notes.

United Wisconsin Services, Inc.

Consolidated Statement of Operations

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Revenues:
Health services revenues:
Premium revenue	$651,567	$608,917	$560,825
Other revenue	41,586	29,728	26,046
Investment results	11,371	18,976	22,238

Total revenues	704,524	657,621	609,109
Expenses:
Medical and other benefits	621,916	519,636	485,198
Selling, general and administrative	127,404	103,517	94,496
Profit (loss) sharing on provider arrangements	(4,096)	2,762	3,380
Interest	5,293	1,411	—
Amortization of goodwill and other intangibles	796	450	818

Total expenses	751,313	627,776	583,892

Income (loss) before income tax	(46,789)	29,845	25,217
Income tax expense (benefit)	(17,785)	11,767	9,433

Net income (loss)	$(29,004)	$18,078	$15,784

See accompanying notes.

United Wisconsin Services, Inc.

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Deficit)

	Common Shares Outstanding	Common Stock	Retained Earnings	Investments by and Advances from AMSG	Accumulated Other Comprehensive Income (Deficit), net of taxes	Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 1996	—	$—	$—	$119,923	$3,959	$123,882
Comprehensive income:
Net income	—	—	—	15,784	—	15,784
Change in unrealized gains/losses on investments	—	—	—	—	(748)	(748)

Comprehensive income						15,036

Change in investment by and advances from AMSG	—	—	—	(15,302)	—	(15,302)

Balance at December 31, 1997	—	—	—	120,405	3,211	123,616
Comprehensive income:
Net income	—	—	3,572	14,506	—	18,078
Change in unrealized gains/losses on investments	—	—	—	—	(2,218)	(2,218)

Comprehensive income						15,860

Cash dividends paid on common stock	—	—	(839)	—	—	(839)
Change in investment by and advances from AMSG	—	—	—	(76,133)	—	(76,133)
Distribution of equity to the Company from AMSG	—	11,423	47,355	(58,778)	—	—
Issuance of common stock, no par value, in connection with the Spin-off	16,573,202	—	—	—	—	—
Issuance of common stock, no par value, related to acquisition and dividend reinvestment plan	238,879	1,955	—	—	—	1,955

Balance at December 31, 1998	16,812,081	13,378	50,088	—	993	64,459
Comprehensive loss:
Net loss	—	—	(29,004)	—	—	(29,004)
Change in unrealized gains/losses on investments	—	—	—	—	(4,255)	(4,255)

Comprehensive loss						(33,259)

Cash dividends paid on common stock	—	—	(842)	—	—	(842)
Issuance of common stock, no par value, related to acquisition and dividend reinvestment plan	127,601	674	—	—	—	674

Balance at December 31, 1999	16,939,682	$14,052	$20,242	$—	$(3,262)	$31,032

See accompanying notes.

United Wisconsin Services, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Operating activities
Net income (loss)	$(29,004)	$18,078	$15,784
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,585	3,199	1,964
Realized investment gains	(2,145)	(9,123)	(11,921)
Deferred income tax (benefit) liability	(12,383)	839	(1,023)
Changes in other operating accounts net of acquisitions in 1999 and in 1998:
Other receivables	(7,046)	(3,495)	(5,246)
Due from clinics and providers	458	(6,784)	(338)
Medical and other benefits payable	8,308	8,392	6,501
Advance premiums	5,664	6,524	(1,983)
Due to/from affiliates	4,516	3,392	7,782
Prepaid taxes—current	(9,395)	—	—
Other, net	(7,796)	831	(9,901)

Net cash provided by (used in) operating activities	(45,238)	21,853	1,619
Investing activities
Acquisition of subsidiaries (net of cash and cash equivalents acquired of $253,000 and $549,000)	(3,605)	(1,181)	—
Purchases of available-for-sale investments	(119,594)	(241,661)	(452,906)
Proceeds from sale of available-for-sale investments	143,761	233,974	433,012
Proceeds from maturity of available-for-sale investments	8,650	6,500	34,252
Purchases of held-to-maturity investments	(1,460)	(313)	(2,894)
Proceeds from maturity of held-to-maturity investments	—	405	3,567
Additions to property and equipment, net	(3,140)	(3,569)	(1,244)
Purchase of minority interest in subsidiary	—	—	(2,218)

Net cash provided by (used in) investing activities	24,612	(5,845)	11,569
Financing activities
Cash dividends paid	(842)	(839)	—
Issuance of common stock	394	316	—
Proceeds from line of credit	11,550	—	—
Decrease in investments by and advances from AMSG	—	(6,133)	(15,302)
Repayment of debt	(607)	—	—

Net cash provided by (used in) financing activities	10,495	(6,656)	(15,302)

Cash and cash equivalents:
Increase (decrease) during year	(10,131)	9,352	(2,114)
Balance at beginning of year	26,385	17,033	19,147

Balance at end of year	$16,254	$26,385	$17,033

See accompanying notes.

United Wisconsin Services, Inc.

Notes to Consolidated Financial Statements

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

    On May 27, 1998, the Board of Directors of American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.) approved a formal plan to spin- off its managed care companies and specialty business to its shareholders. The Spin-off involved the creation of a new corporation originally named Newco/UWS, Inc., subsequently renamed United Wisconsin Services, Inc. ("UWS"). The Spin-off resulted in the distribution of one share of common stock of UWS on September 25, 1998 ("Spin- off date") for each share of AMSG common stock held as of September 11, 1998. AMSG received a private letter ruling from the Internal Revenue Service that the Spin-off is tax free to AMSG, UWS and their shareholders. A further description of the Spin-off and certain transactions with AMSG is included in Notes 1, 6, 7 and 10.

    The Company is affiliated with Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") through certain common officers and directors. In addition, on August 17, 1999, BCBSUW completed its purchase of 1.4 million shares of the Company's common stock in the open market in connection with a previously disclosed plan for BCBSUW to increase its ownership in the Company. The ownership by BCBSUW, in combination with the ownership by the Company's 401(K) and pension plans enables Compcare Health Services Insurance Corporation, a wholly-owned subsidiary of the Company, to use the Blue Cross and Blue Shield brand on its products. At December 31, 1999, BCBSUW owned approximately 46% of the Company's common stock.

Basis of Presentation

    The consolidated financial statements present the Company's financial position, operations and cash flows as if the Company had been an independent, public company for all years presented. The Company consolidates majority-owned subsidiaries that are controlled by the Company. All intercompany transactions have been eliminated. The Company consolidates subsidiaries for which repurchase options exist (see Note 2) when control is deemed to be other than temporary. Management believes that control of Unity Health Plans Insurance Corporation ("Unity") and Valley Health Plan, Inc. ("Valley") is not temporary because exercise of the repurchase options is not probable. Any repurchase would not provide a substantial economic benefit to the option holders and would require regulatory approval pursuant to change of control regulations.

Cash and Cash Equivalents

    Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates fair value.

Investments

    Investments are classified as either held-to-maturity or available-for-sale. Investments which the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. All other investments are classified as available-for-sale and are stated at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income (deficit), net of income tax effects. Realized gains and losses from the sale of available-for-sale debt and equity securities are calculated using the first-in, first-out basis.

Premium Receivables

    Premium receivables are stated at net realizable value, net of allowances for uncollectible amounts of $2,858,000 and $719,000 at December 31, 1999 and 1998, respectively, based upon historical collection trends and management's judgment of the ultimate collectibility.

Due from Clinics and Providers

    Amounts due from clinics and providers are stated at net realizable value, net of an allowance for uncollectible amount of $7,015,000 at December 31, 1999 based upon management's judgment of the ultimate collectibility. In late December 1998, Compcare Health Services Insurance Corporation ("Compcare") issued interest-bearing notes to certain contracted health care providers. Notes outstanding to providers at December 31, 1999 and 1998 were $1,009,000 and $13,421,000, respectively, and are included in due from clinics and providers on the accompanying consolidated balance sheets.

Other Receivables

    Other receivables are stated at net realizable value, net of allowances for uncollectible amounts of $3,498,000 and $27,000 at December 31, 1999 and 1998, respectively, based upon historical collection trends and management's judgment of the ultimate collectibility.

Property and Equipment

    Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years for computer equipment and software, 3 to 10 years for furniture and other equipment, 20 to 30 years for land improvements and 10 to 40 years for buildings and building improvements.

Goodwill and Other Intangibles

    Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of 15 years or less. Accumulated amortization was $2,951,000 and $2,006,000 at December 31, 1999 and 1998, respectively.

    The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its intangibles. At December 31, 1999, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

Revenue Recognition

    Health services premiums and managed behavioral health fees are recognized as revenue in the period in which enrollees are entitled to care. Managed care consulting revenues are generally recognized when services are rendered. Case management and receivables management revenues are recognized when cash is received.

Medical and Other Benefits

    Medical and other benefits expense consists principally of capitation expenses, health and disability benefit claims and life insurance benefits. In addition to actual paid claims and capitation, medical and other benefits expense includes the change in estimates for reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date. The estimates for reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, are based on historical payment patterns using standard actuarial techniques. Processing costs are accrued as operating expenses based on an estimate of the costs necessary to process these claims.

    The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Any adjustments to prior period estimates are reflected in the current period. Capitation represents fixed payments on a per member per month basis to participating physicians, other medical specialists and hospital systems as compensation for providing comprehensive health or dental care services. In addition, certain subsidiaries have risk-sharing, stop-loss, and bonus arrangements with certain providers. Estimated settlements relating to these arrangements are developed based on historical payment patterns using standard actuarial techniques. The portion of medical and other benefits payable pertaining to long-term disability, workers' compensation and certain life insurance products which is estimated to be paid more than one year from the balance sheet date are classified as noncurrent liabilities on the accompanying balance sheets.

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

    Amounts assumed from and ceded to other insurance companies are summarized as follows:

	1999	1998	1997
	(In thousands)
Reinsurance assumed:
Insurance premiums	$28,895	$28,682	$33,514
Medical and other benefits	21,576	22,694	28,213
Reinsurance ceded:
Insurance premiums	$29,905	$45,755	$49,522
Medical and other benefits	25,507	35,038	42,003

Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Pro Forma Earnings Per Common Share (Unaudited)

    Historical earnings per share ("EPS") has been omitted for 1998 and 1997, since the Company was not a separate entity with its own capital structure.

    Pro forma net income per common and common equivalent share is calculated as if the Spin-off had occurred at the beginning of fiscal year 1997, and is adjusted in 1998 and 1997 for additional interest expense, net of related income tax. Pro forma EPS are based on the pro forma weighted average number of shares of outstanding Company common stock and dilutive common equivalent shares from stock options, giving effect to the distribution of one share of Company stock for each share of AMSG common stock. Pro forma dilutive common equivalent shares from stock options are stated at the historical AMSG dilutive common equivalent share level.

    The following table sets forth the pro forma computation of basic and diluted EPS:

	Year ended December 31,
	1998	1997
	(In thousands, except share and per share data)
Net income as reported	$18,078	$15,784
Pro forma adjustment—interest expense, net of tax	2,215	3,062

Pro forma net income	$15,863	$12,722

Pro forma basic weighted average common shares	16,560,382	16,423,270
Pro forma dilutive weighted average common shares (1)	16,563,165	16,423,270
EPS on net income as reported—basic and diluted (2)	$1.09	$0.96

EPS on pro forma net income—basic and diluted (3)	$0.96	$0.77

(1)
Pro forma calculations for dilutive securities for the period January 1, 1997 through September 25, 1998, assume that the price of the stock and the strike price of the options is the same for the periods prior to the Spin-off date.

(2)
EPS on net income as reported are computed by dividing net income as reported, by the pro forma weighted average number of common shares outstanding. There is no dilutive effect on securities for the period prior to the Spin-off date (1).

(3)
EPS on pro forma net income are computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding. There is no dilutive effect on securities for the period prior to the Spin-off date (1).

Use of Estimates

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

    Certain reclassifications have been made to the consolidated financial statements for 1998 and 1997 to conform with the 1999 presentation.

2. Provider Arrangements

    The Company is a party to certain provider arrangements in conjunction with Unity and Valley, wholly-owned HMO subsidiaries included in the Company's consolidated financial statements, which include profit-sharing payments to certain providers and repurchase provisions.

    Under the terms of the Valley purchase and sale agreement, as amended, the seller retained an option to repurchase all of the capital stock of Valley as of December 31, 2002, at a price equal to Valley's net assets plus $400,000.

    Pursuant to the terms of the Unity purchase agreements, as amended, the sellers retained options to repurchase the net assets of the acquired companies as of December 31, 2004. One seller has the option to repurchase a portion of Unity's business for $500,000 plus the proportionate share of the net worth of such business less any unpaid amount of the maximum annual performance bonuses. The maximum annual performance bonuses are limited to $650,000 in total. The other seller has the option to repurchase the remainder of the Unity business at a price equal to the net assets of such business.

    Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $220,235,000, $207,014,000 and $186,318,000 for 1999, 1998 and 1997, respectively. Profit (loss) sharing expenses related to these provider arrangements is calculated based on the profitability of the HMO subsidiary and totaled $(2,366,000), $3,171,000 and $3,960,000 in 1999, 1998 and 1997, respectively. Total net income (loss) subject to repurchase options, pursuant to the various acquisition agreements, totaled $(1,071,000), $2,358,000 and $2,395,000 for 1999, 1998 and 1997, respectively. Total assets and total net assets subject to repurchase options were $39,409,000 and $16,970,000, respectively, at December 31, 1999 and $44,798,000 and $21,362,000, respectively, at December 31, 1998.

3. Investments

    Investment results comprise the following:

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Interest on bonds	$8,058	$8,223	$9,075
Dividends on equity securities	867	916	1,103
Realized gains	6,509	12,518	15,317
Realized losses	(4,364)	(3,395)	(3,396)
Interest on cash equivalents and other investment income	1,033	1,609	473

Gross investment results	12,103	19,871	22,572
Investment expenses	(545)	(508)	(424)
Other interest income (expense)	(187)	(387)	90

	$11,371	$18,976	$22,238

    Proceeds from sales of stocks during 1999, 1998 and 1997 were $65,031,000, $73,156,000 and $89,681,000. Proceeds from sales of bonds classified as available-for-sale during 1999, 1998 and 1997, excluding maturities, were $78,730,000, $160,818,000 and $343,331,000.

    Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for debt securities classified as available-for-sale or cost for equity securities. A summary of the change in unrealized gains/losses, less deferred income taxes, which is included in accumulated other comprehensive income (deficit), is as follows:

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Debt securities	$(6,068)	$(1,248)	$1,582
Equity securities	(452)	(1,837)	(3,134)
Provision for deferred income tax (benefit)	2,265	867	804

	$(4,255)	$(2,218)	$(748)

    The amortized cost and estimated fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
At December 31, 1999:
Available-for-sale:
U.S. Treasury securities	$13,119	$—	$(999)	$12,120
State and municipal securities	9,174	—	(337)	8,837
Foreign government securities	4,900	2	(313)	4,589
Corporate debt securities	52,796	13	(2,697)	50,112
Government agency mortgage-backed securities	30,320	23	(1,004)	29,339
Equity securities	15,321	1,444	(1,041)	15,724

	125,630	1,482	(6,391)	120,721
Held-to-maturity:
U.S. Treasury securities	9,153	6	(79)	9,080

	$134,783	$1,488	$(6,470)	$129,801

At December 31, 1998:
Available-for-sale:
U.S. Treasury securities	$10,858	$4	$(50)	$10,812
State and municipal securities	1,301	59	—	1,360
Foreign government securities	6,457	135	(111)	6,481
Corporate debt securities	74,748	1,294	(689)	75,353
Government agency mortgage-backed securities	30,961	150	(36)	31,075
Equity securities	32,527	2,149	(1,294)	33,382

	156,852	3,791	(2,180)	158,463
Held-to-maturity:
U.S. Treasury securities	7,710	284	—	7,994

	$164,562	$4,075	$(2,180)	$166,457

    The amortized cost and estimated fair values of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale:
Due in one year or less	$1,264	$1,259
Due after one through five years	32,642	31,476
Due after five through ten years	35,482	33,024
Due after ten years	10,601	9,899

	79,989	75,658
Government agency mortgage-backed securities	30,320	29,339

	$110,309	$104,997

Held-to-maturity:
Due in one year or less	$2,328	$2,332
Due after one through five years	6,825	6,748

	$9,153	$9,080

    At December 31, 1999, the insurance subsidiaries had debt securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $9,071,000, which are included in investments held-to-maturity on the balance sheet.

4. Property and Equipment

    Property and equipment are stated at cost and are summarized as follows:

	December 31,
	1999	1998
	(In thousands)
Land and land improvements	$398	$398
Building and building improvements	3,961	3,766
Computer equipment and software	10,866	9,953
Furniture and other equipment	5,307	4,365

	20,532	18,482
Less accumulated depreciation	(10,594)	(9,519)

	$9,938	$8,963

    Depreciation expense totaled $2,221,000 and $2,242,000 in 1999 and 1998, respectively.

5. Debt

    The Company participates with BCBSUW in a bank line of credit, which permits aggregate borrowings up to $30,000,000. Periodic borrowings have been made on these lines of credit. The Company's outstanding line of credit balance was $11,550,000 at December 31, 1999. The interest expense on the line of credit was $441,300, $53,300 and $102,300 in 1999, 1998 and 1997, respectively.

6. Related-Party Transactions

    As of September 11, 1998, the Company assumed a $70,000,000 note obligation to BCBSUW in connection with the Spin-off (see note 1). The Company pledged the common stock of certain subsidiaries as collateral for the note obligation. Interest is payable quarterly at a rate equal to the London Interbank Offered Rate plus 1.25%, adjusted quarterly, 7.33% as of December 31, 1999. On October 13, 1999, the maturity date of the principal balance was extended from October 30, 1999 to April 30, 2001; and therefore, it is classified as noncurrent in the 1999 consolidated balance sheet. Interest expense and interest paid totaled $4,804,000 and $1,411,000 in 1999 and 1998, respectively.

    The Company provides marketing, underwriting, actuarial and certain administrative services to BCBSUW. In addition, BCBSUW provides health insurance to the employees of the Company and provides office space to the Company. These activities are reimbursed at amounts approximating cost, which resulted in allocations to the Company of $11,959,000, $14,757,000 and $14,564,000 in 1999, 1998 and 1997, respectively, and allocations to BCBSUW of $11,659,000, $8,964,000 and $9,278,000 in 1999, 1998 and 1997, respectively. These amounts are included in selling, general and administrative expenses.

    Certain subsidiaries of the Company provide health, life and other insurance benefits to the employees of BCBSUW. Premium revenue received from BCBSUW totaled $4,921,000, $4,547,000 and $4,537,000 in 1999, 1998 and 1997, respectively.

    The Company has an agreement with United Wisconsin Life Insurance Company ("UWLIC"), a subsidiary of AMSG, whereby United Wisconsin Insurance Company ("UWIC") underwrites certain small group health care and life, dental, drug and disability products in Minnesota as UWLIC products have not yet been approved for sale in Minnesota. The Company ceded to UWLIC 100% of the premium revenue of these products sold in Minnesota. The ceded premium revenue approximated $15,562,000, $26,875,000 and $27,014,000 in 1999, 1998 and 1997, respectively.

    The Company has an agreement with UWLIC whereby UWLIC underwrites certain life and disability products on behalf of United Heartland Life Insurance Company ("UHLIC"), a wholly-owned subsidiary. The Company also had agreements with UWLIC, through September 30, 1998, whereby UWLIC underwrote certain health care, dental and pharmaceutical products on behalf of Compcare, Heartland Dental Plan, Inc., and Innovative Resource Group, Inc., all wholly-owned subsidiaries. The Company assumes 100% of the premium revenues on these products from UWLIC. The assumed premium revenue approximated $18,182,000, $23,295,000 and $27,213,000 in 1999, 1998 and 1997, respectively.

    Prior to the Spin-off, the Company's operations were financed through its operating cash flows and investments by and advances from AMSG.

    Due to affiliates—other relates primarily to operating expenses and reinsurance arrangements. The amounts due from/to affiliates are generally settled on a monthly basis for operating expenses and are settled in accordance with industry practice for reinsurance agreements.

    Management believes all related-party activity has been entered into on a reasonable basis and includes all costs of doing business.

7. Income Taxes

    Income tax expense has been calculated as if the Company filed separate federal income tax returns. Prior to the Spin-off, the Company was included in the consolidated federal income tax return filed by AMSG, except as noted below. UHLIC has filed separate federal income tax returns due to specific provisions of the Internal Revenue Code of 1986, as amended, related to consolidation of life insurance entities. The entities included in these consolidated financial statements file separate state franchise, income and premium tax returns, as applicable.

    The Company had a net federal income tax receivable of $7,621,000 included in other current assets on the accompanying balance sheet and a net federal income tax payable of $1,650,000 included in other current liabilities on the accompanying balance sheet at December 31, 1999 and 1998, respectively. Federal and state income tax payments, net of refunds, totaled $3,486,000, $2,327,000 and $3,243,000 in 1999, 1998 and 1997, respectively. UWS and its affiliates have a federal net operating loss ("NOL") carryforward of $13,900,000 which expires in the year 2019. UWS and its affiliates have state net operating loss carryforwards totaling $46,355,000 which expire in the years 2011 through 2014.

    The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Current:
Federal	$(6,207)	$8,994	$8,870
State	721	1,934	1,586

	(5,486)	10,928	10,456
Deferred:
Federal	(8,657)	737	(651)
State	(3,642)	102	(372)

	(12,299)	839	(1,023)

	$(17,785)	$11,767	$9,433

    The differences between taxes computed at the federal statutory rate and recorded income taxes are as follows:

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Tax at federal statutory rate	$(16,301)	$10,446	$8,826
Goodwill amortization	301	136	154
Tax-exempt interest and dividends received deduction	(143)	(141)	(230)
State income and franchise taxes, net of federal benefit	(1,454)	1,161	827
Other, net	(188)	165	(144)

	$(17,785)	$11,767	$9,433

    The components of deferred income tax expense (benefit) are as follows:

	Year ended December 31,
	1999	1998	1997
	(In thousands)
Reserve discounting	$(546)	$161	$—
Employee benefits	515	(698)	—
Depreciation and amortization	120	272	(1,299)
Net operating loss carryforwards	(6,754)	414	—
Prepaid expenses	(493)	683	—
Reserve Allowance	(5,510)	—	—
Other, net	369	7	276

	$(12,299)	$839	$(1,023)

    Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

	December 31, 1999		December 31, 1998
	Federal	State	Federal	State
	(In thousands)
Deferred tax liabilities:
Depreciation	$(545)	$(108)	$(944)	$(203)
Claims-based receivables	(1,416)	(241)	(1,864)	(303)
Pension accrual	(2,201)	(470)	(2,350)	(449)
Unrealized gains on investments	—	—	(516)	(104)
Prepaid expenses	(1,559)	(317)	(1,077)	(119)
Federal effect of state taxes	(1,374)	—	—	—
Other, net	(102)	(7)	(268)	(36)

	(7,197)	(1,143)	(7,019)	(1,214)
Deferred tax assets:
Postretirement benefits other than Pensions	1,552	343	1,465	311
Advance premium discounting	1,499	337	1,303	265
Deferred compensation	1,414	308	2,063	421
Medical and other benefits payable discounting	1,364	245	1,004	117
Unrealized losses on investments	1,710	288	—	—
Business loss carryforwards	4,872	3,630	127	241
Bad debt reserve allowance	4,647	1,048	—	—
Other, net	657	135	564	148
Valuation allowance	(290)	(1,061)	—	—

	17,425	5,273	6,526	1,503

Net deferred tax assets (liabilities)	$10,228	$4,130	$(493)	$289

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

9. Shareholders' Equity

Statutory Financial Information

    Insurance companies are subject to regulation by the Office of the Commissioner of Insurance of the State of Wisconsin and certain other state insurance regulators. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The statutory surplus of insurance subsidiaries at December 31, 1999 and 1998 aggregated $76,958,000 and $106,369,000, respectively. The statutory net income (loss) of insurance subsidiaries aggregated $(25,512,000), $15,884,000 and $17,380,000 in 1999, 1998 and 1997, respectively.

    State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. In addition, the Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements promulgated by the National Association of Insurance Commissioners. The RBC requirements establish minimum levels of capital and surplus based upon the insurer's operations. The Company intends to make capital contributions on an ongoing basis to satisfy all promulgated capital and surplus requirements, as needed.

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

    Based upon the financial statements of the insurance subsidiaries included in these consolidated financial statements as of December 31, 1999, as filed with the insurance regulators, the aggregate amount available for dividends in 2000 without regulatory approval is $1,318,000.

10. Employee Benefit Plans

Pension and Postretirement Benefits

    The Company and certain of its subsidiaries participate with BCBSUW in a multiple employer defined benefit pension plan (the Plan). The Plan provides retirement benefits to covered employees based primarily on compensation and years of service. Since the Plan is overfunded, no contributions were made in 1999, 1998 or 1997.

    Prior to December 31, 1998, separate salaried and hourly pension plans existed. These plans were merged into a single plan in an effort to reduce administrative expenses and streamline communication with plan participants. The merger had no material effect on pension assets, liabilities or funding levels.

    The Company has postretirement benefit plans to provide certain medical, dental, and vision benefits and life insurance for certain groups of retired employees. Such plans were amended in 1997 to limit the Company's financial contribution in future periods. No benefits will be provided for individuals hired after the effective dates of these amendments.

    The following table summarizes the change in the pension and postretirement benefit obligations as of December 31, 1999 and 1998:

	Pension		Postretirement
	1999	1998	1999	1998
	(In thousands)
Accumulated benefit obligation at beginning of year	$20,876	$17,568	$3,069	$2,373
Service cost	1,765	1,849	210	182
Interest cost	1,342	1,362	213	186
Plan amendments	—	—	(101)	—
Actuarial (gains) losses	(1,579)	1,662	(215)	368
Company transfers	(890)	270	—	—
Benefits paid	(1,137)	(1,835)	(54)	(40)

Accumulated benefit obligation at end of year	$20,377	$20,876	$3,122	$3,069

    The pension and postretirement plans' assets are comprised primarily of debt, equity and other marketable securities, including 700,000 shares of UWS stock with a fair value of $2,975,000 at December 31, 1999. The plan did not own any UWS stock at December 31, 1998. The following table summarizes the change in the pension and postretirement plan assets as of December 31, 1999 and 1998:

	Pension		Postretirement
	1999	1998	1999	1998
	(In thousands)
Fair value of plan assets at beginning of year	$33,988	$36,082	$—	$—
Employer contributions	—	—	54	40
Actual return on plan assets	5,371	(529)	—	—
Company transfers	(890)	270	—	—
Benefits paid	(1,137)	(1,835)	(54)	(40)

Fair value of plan assets at end of year	$37,332	$33,988	$0	$0

    The following table provides a reconciliation of the funded status of the plans to the prepaid pension and (accrued) postretirement costs at December 31, 1999 and 1998:

	Pension		Postretirement
	1999	1998	1999	1998
	(In thousands)
Funded status of plan at end of year	$16,955	$13,112	$(3,122)	$(3,069)
Unrecognized net transition asset	(531)	(777)	—	—
Unrecognized prior service cost	(4,766)	(5,456)	(1,063)	(1,052)
Unrecognized net (gain)	(4,207)	(169)	(259)	(54)

Prepaid (accrued) at end of year	$7,451	$6,710	$(4,444)	$(4,175)

    Weighted-average assumptions used as of September 30, 1999, the measurement date, in developing the projected benefit obligations are as follows:

	Pension		Postretirement
	1999	1998	1999	1998
		(In thousands)
Discount rate	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	4.75	4.75	N/A	N/A
Healthcare cost trend rate	N/A	N/A	5.00	5.00
Expected rate of return on plan assets	9.00	9.00	N/A	N/A

    The unrecognized net asset is being amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees.

    The effect of a 1% increase in the medical trend rate would be a $93,000 increase in the benefit obligation as of September 30, 1999.

    The components of the pension credit and postretirement benefit cost, which are included in selling, general and administrative expenses, for the years ended December 31, 1999 and 1998 are as follows:

	Pension		Postretirement
	1999	1998	1999	1998
	(In thousands)
Service cost	$1,765	$1,849	$210	$182
Interest cost	1,342	1,362	213	186
Expected return on plan assets	(2,919)	(2,791)	—	—
Net amortization of transition asset	(245)	(274)	N/A	N/A
Amortization of prior service cost	(690)	(690)	N/A	N/A
Amortization of unrecognized (gain) loss	7	—	(90)	(90)
Postretirement benefit cost	N/A	N/A	(10)	(14)

Pension (credit) and accumulated benefit obligation for the year	$(740)	$(544)	$323	$264

    After giving effect to all administrative expense allocations between the Company and BCBSUW, the pension credit was $1,127,000, $622,000 and $945,000 in 1999, 1998 and 1997, respectively.

Defined Contribution and Bonus Plans

    The Company and certain of its subsidiaries participate in defined contribution plans whereby the employer contributes a percentage of participants' qualifying compensation up to certain limits, as defined by the plans. The Company and certain of its subsidiaries also participates with BCBSUW in various other profit sharing and bonus programs. Expenses related to all of these plans, after giving effect to all administrative expense allocations between the Company and BCBSUW, totaled $1,356,000, $2,475,000 and $2,042,000 in 1999, 1998 and 1997, respectively.

Stock-Based Compensation Plans

    The Company has a stock-based compensation plan covering employees and directors that allows for option grants of up to 4,500,000 shares of common stock as incentive or nonqualified stock options ("NQSOs").

    At the Spin-off date, certain of the options to purchase AMSG common stock held by the Company's employees were converted to Company stock options. AMSG options totaling 2,232,334 were converted into an equal amount of Company and AMSG options, including 1,000,000 options related to an acquisition. The options were converted at exercise prices that maintained the amount of unrealized stock appreciation that existed immediately prior to the Spin-off date. The vesting dates and expiration periods of the options were not affected by the conversion.

    In 1992, certain executive officers of AMSG were awarded stock appreciation rights ("SARs") in AMSG. At the Spin-off date, 67,500 AMSG SARs were converted into SARs of the Company to provide equivalent value.

    The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information, as if the options granted subsequent to the Spin-off date had been expensed in accordance with SFAS 123, "Accounting for Stock-Based Compensation", is as follows:

	Year ended December 31,
	1999	1998
	(In thousands, except per share data)
Pro forma net income (loss)	$(29,418)	$18,021
Pro forma earnings per common share:
Basic	$(1.75)	$1.09
Diluted	$(1.75)	$1.09

    In determining compensation cost pursuant to SFAS 123, the fair value for the options granted subsequent to the Spin-off date were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 5.33%; dividend yield of .57%; volatility factor of the expected market price of the Company's common stock of .45; and a weighted average expected life of the options of 6 years. As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $4.27 per share for 1999.

    Stock option activity for all plans is as follows:

	Year ended December 31,
	1999	1998
Total number of NQSOs
Outstanding at beginning of year	2,689,034	—
Conversion of AMSG options	—	2,232,334
Granted	475,700	456,700
Exercised	—	—
Forfeited	(459,047)	—

Outstanding at end of year	2,705,687	2,689,034

Exercisable at end of year	1,877,109	1,640,637
Available for grant at end of year	1,794,313	1,810,966
Weighted average exercise price of NQSOs
Outstanding at beginning of year	$11.58	—
Conversion of AMSG options—range of exercise prices	—	$9.61—16.81
Granted—Exercise price equals market price on grant date	$8.85	$7.19
Exercised	—	—
Forfeited	$10.61	—
Outstanding at end of year	$11.21	$11.58
Exercisable at end of year	$12.17	$11.61
NQSOs by exercise price range
Exercise price	$7.19	$7.19
Weighted average exercise price	$7.19	$7.19
Weighted average remaining contractual life	10.75	11.75
Outstanding at end of year	400,900	456,700
Exercisable at end of year	128,725	—
Weighted average exercise price of options exercisable at end of year	$7.19	—
Exercise price	$8.50—$9.19	N/A
Weighted average exercise price	$8.85	N/A
Weighted average remaining contractual life	11.31	N/A
Outstanding at end of year	375,700	N/A
Exercisable at end of year	49,200	N/A
Weighted average exercise price of options exercisable at end of year	$8.50	N/A

	Year ended December 31,
	1999	1998
NQSOs by exercise price range (continued) Exercise price	$9.61—$13.42	$9.61—$12.85
Weighted average exercise price	$11.25	$11.25
Weighted average remaining contractual life	7.95	8.95
Outstanding at end of year	887,591	1,166,437
Exercisable at end of year	683,993	613,002
Weighted average exercise price of options exercisable at end of year	$11.25	$11.36
Exercise price	$13.53	$13.53
Weighted average exercise price	$13.53	$13.53
Weighted average remaining contractual life	1.93	2.93
Outstanding and exercisable at end of year	1,000,000	1,000,000
Weighted average exercise price of options exercisable at end of year	$13.53	$13.53
Exercise price	$14.04—$16.81	$14.94—$16.81
Weighted average exercise price	$15.44	$15.66
Weighted average remaining contractual life	8.58	9.58
Outstanding at end of year	41,496	65,897
Exercisable at end of year	25,191	27,635
Weighted average exercise price of options exercisable at end of year	$15.58	$15.56

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

11. Quarterly Financial Information (Unaudited)

    Selected quarterly financial data for the years ended December 31, 1999, 1998 and 1997 are as follows:

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
1999
Total revenues	$173,009	$174,943	$175,241	$181,331	$704,524
Income (loss) before income tax	4,158	(13,481)	(8,012)	(29,454)	(46,789)
Net income (loss)	2,672	(7,985)	(4,713)	(18,978)	(29,004)
Earnings (loss) per common share:
Basic	$0.16	$(0.47)	$(0.28)	(1.13)	(1.72)
Diluted	$0.16	$(0.47)	$(0.28)	(1.13)	(1.72)
1998
Total revenues	$159,158	$163,782	$165,093	$169,588	$657,621
Income before income tax	7,459	9,471	6,604	6,311	29,845
Net income	4,716	5,699	4,091	3,572	18,078
Earnings per common share (1):
Basic	—	—	—	$0.22	—
Diluted	—	—	—	$0.21	—
1997
Total revenues	$146,993	$150,790	$154,479	$156,847	$609,109
Income before income tax	6,607	6,141	6,091	6,378	25,217
Net income	3,998	3,889	3,859	4,038	15,784

(1)
Earnings per share data has not been provided for periods prior to the fourth quarter of 1998 since the Company was not an independent, public entity prior to the Spin-off date. A further description of the Spin-off is included in Note 1.

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

    Financial data by segment as of December 31, 1999 and 1998 and for the year ended December 31, 1999, 1998 and 1997 is as follows:

	1999	1998	1997
	(In thousands)
Health services revenue:
HMO products	$554,659	$518,700	$479,182
Specialty managed care products and services	155,132	137,652	123,859
Other operations	(16,638)	(17,707)	(16,170)

Total consolidated	$693,153	$638,645	$586,871

Investment results:
HMO products	$4,565	$9,182	$6,889
Specialty managed care products and services	6,700	9,516	17,309
Other operations	106	278	(1,960)

Total consolidated	$11,371	$18,976	$22,238

Income (loss) before income tax:
HMO products	$(48,033)	$15,145	$6,355
Specialty managed care products and services	10,748	17,693	23,257
Other operations	(9,504)	(2,993)	(4,395)

Total consolidated	$(46,789)	$29,845	$25,217

Total assets:
HMO products	$115,448	$138,272
Specialty managed care products and services	168,993	151,845
Other operations	12,713	8,091

Total consolidated	$297,154	$298,208

Health services revenue from transactions with other operating segments:
HMO products	$1,960	$1,853	$1,726
Specialty managed care products and services	$14,456	$15,488	$14,417

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

    Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, to be dated on or about April 26, 2000 relating to the 2000 Annual Meeting of Shareholders currently scheduled for May 31, 2000, (the "2000 Proxy Statement") which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated by reference. Information with respect to executive officers of the Company appears at the end of Part I, Pages [18 through 19] of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation.

    Information required by this item is included under the heading "Executive Compensation" in the 2000 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

    Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions.

    Information required by this item is included under the heading "Certain Transactions" in the 2000 Proxy Statement, which section is hereby incorporated by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  1 and 2. Financial statements and financial statement schedules

    All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

    Reference is made to the separate Exhibit Index contained on Pages i through iv hereof.

    (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1999.

    (c) Exhibits

      Reference is made to the separate Exhibit Index contained on Pages i through iv hereof.

    (d) Financial Statement Schedules

      Reference is made to the financial statement schedules contained on Pages 55 through 59 hereof.

SCHEDULE II

UNITED WISCONSIN SERVICES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

    Condensed balance sheets of United Wisconsin Services, Inc. (the "Company") (parent company only) as of December 31, 1999 and 1998, and the condensed statements of income and cash flows for the years ended December 31, 1999, 1998, and 1997 are as follows:

BALANCE SHEETS

	December 31,
	1999	1998
	(In thousands)
ASSETS
Cash and cash equivalents	$3	$1,000
Investment in and advances to affiliates	100,450	128,820
Accounts receivable	763	3,158
Other assets	19,806	9,433

Total assets	$121,022	$142,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates	$72,807	$68,362
Debt	9,710	—
Payables, accrued expenses and other liabilities	7,473	9,590

Total liabilities	89,990	77,952
Shareholders' equity:
Common stock	14,052	13,378
Retained earnings	20,242	50,088
Unrealized gains (losses) on investments	(3,262)	993

Total shareholders' equity	31,032	64,459

Total liabilities and shareholders' equity	$121,022	$142,411

SCHEDULE II

UNITED WISCONSIN SERVICES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Revenues:
Dividends from consolidated subsidiaries	$10,400	$5,046	$20,676
Investment income	113	313	885
Other revenue (expense)	—	4	(94)

Total revenues	10,513	5,363	21,467
Expenses:
Administrative expenses	4,089	1,298	1,467
Amortization of goodwill and other intangibles	637	600	398
Interest expense	4,862	1,411	—

Total expenses	9,588	3,309	1,865

Income before income tax benefit and equity in the undistributed net income (loss) of subsidiaries	925	2,054	19,602
Income tax benefit	(2,617)	(961)	(402)

Income before equity in the undistributed net income (loss) of subsidiaries	3,542	3,015	20,004
Equity in the undistributed net income (loss) of subsidiaries	(32,546)	15,063	(4,220)

Net income (loss)	$(29,004)	$18,078	$15,784

SCHEDULE II

UNITED WISCONSIN SERVICES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	1999	1998	1997
	(In thousands)
Operating activities:
Net income (loss)	$(29,004)	$18,078	$15,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in the undistributed net (income) loss of subsidiaries	32,546	(15,063)	4,220
Depreciation and amortization	626	503	668
Deferred income tax benefit	(1,157)	56	(1,023)
Changes in other operating accounts:
Due to (from) affiliates	4,445	(2,175)	3,950
Payables and accrued expenses	(837)	(165)	(3,086)
Prepaid taxes current	(9,649)	1,904	—
Other—net	1,993	(2,449)	(1,774)

Net cash provided by (used in) operating activities	(1,037)	689	18,739
Investing activities:
Acquisitions of subsidiaries	(210)	(1,405)	(2,213)
Purchases of available for sale investments	—	(1,866)	(36,283)
Proceeds from sale of available for sale investments	—	4,893	13,557
Proceeds from maturity of available for sale investments	—	2,775	26,735
Additions to property and equipment	(309)	(281)	—
Investment in and advances to consolidated affiliates	(8,703)	(818)	(2,500)

Net cash provided by (used in) investing activities	(9,222)	3,298	(704)
Financing activities:
Investments by and advances from AMSG	—	(6,133)	(15,302)
Cash dividends paid	(842)	(839)	—
Issuances of common stock and options	394	316	—
Proceeds from line of credit	9,710	—	—

Net cash provided by (used in) financing activities	9,262	(6,656)	(15,302)

Cash and cash equivalents:
Increase (decrease) during year	(997)	(2,669)	2,733
Balance at beginning of year	1,000	3,669	936

Balance at end of year	$3	$1,000	$3,669

SCHEDULE IV

UNITED WISCONSIN SERVICES, INC.

REINSURANCE

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(In thousands)
Year ended December 31, 1996:
Life insurance in force	$0	$977,000	$9,112,000	$8,135,000	112.0%

Premiums:
Health and disability	$506,999	$44,595	$14,418	$476,822	3.0%
Life	0	1,954	18,224	16,270	112.0%

Total premiums	$506,999	$46,549	$32,642	$493,092	6.6%

Year ended December 31, 1997:
Life insurance in force	$0	$1,124,895	$9,130,121	$8,005,226	114.1%

Premiums:
Health and disability	$576,833	$46,992	$12,153	$541,994	2.2%
Life	0	2,530	21,361	18,831	113.4%

Total premiums	$576,833	$49,522	$33,514	$560,825	6.0%

Year ended December 31, 1998:
Life insurance in force	$0	$1,538,283	$11,517,565	$9,979,282	115.4%

Premiums:
Health and disability	$625,990	$43,402	$5,047	$587,635	0.9%
Life	0	2,353	23,635	21,282	111.1%

Total premiums	$625,990	$45,755	$28,682	$608,917	4.7%

Year ended December 31, 1999:
Life insurance in force	$0	$2,288,075	$12,623,194	$10,335,119	122.1%

Premiums:
Health and disability	$652,577	$27,530	$579	$625,626	-0.2%
Life	0	2,375	28,316	25,941	109.2%

Total premiums	$652,577	$29,905	$28,895	$651,567	4.1%

SCHEDULE V

UNITED WISCONSIN SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Net charges (credits) to net income	Write-offs against allowance	Balance end of period
	(In thousands)
Year ended December 31, 1997:
Allowance for possible losses on:
Premium receivables	$232	$77	$—	$309
Other	52	(5)	38	85

Total allowance	$284	$72	$38	$394

Year ended December 31, 1998:
Allowance for possible losses on:
Premium receivables	$309	$391	$—	$700
Other	85	(58)	—	27

Total allowance	$394	$333	$—	$727

Year ended December 31, 1999:
Allowance for possible losses on:
Premium receivables	$700	$1,831	$327	$2,858
Other	27	6,768	3,718	10,513

Total allowance	$727	$8,599	$4,045	$13,371

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN SERVICES, INC.
BY:	/S/ THOMAS R. HEFTY Thomas R. Hefty, President and Chief Executive Officer Date: March 10, 2000

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS R. HEFTY Thomas R. Hefty	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2000
/s/ GAIL L. HANSON Gail L. Hanson	Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 10, 2000
/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	March 10, 2000
/s/ MICHAEL D. DUNHAM Michael D. Dunham	Director	March 10, 2000
/s/ JAMES L. FORBES James L. Forbes	Director	March 10, 2000
/s/ JAMES C. HICKMAN James C. Hickman	Director	March 10, 2000
/s/ WILLIAM R. JOHNSON William R. Johnson	Director	March 10, 2000
/s/ EUGENE A. MENDEN Eugene A. Menden	Director	March 10, 2000
/s/ WILLIAM C. RUPP William C. Rupp	Director	March 10, 2000
/s/ CAROL N. SKORNICKA Carol N. Skornicka	Director	March 10, 2000

UNITED WISCONSIN SERVICES, INC.
INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Form of Distribution and Indemnity Agreement (as amended).(1)
3.1	Articles of Incorporation of Registrant.(1)
3.2	By-Laws of Registrant.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Registrant's United Wisconsin Services, Inc.'s Dividend Reinvestment and Direct Stock Purchase Plan: Terms and Conditions.(3)
10.1	Form of Employee Benefits Agreement (as amended).(1)
10.2	Form of Tax Allocation Agreement (as amended).(1)
10.3	Settlement Agreement by and between United Wisconsin Services, Inc. ("UWS"), on behalf of itself and on behalf of Registrant, Wallace J. Hilliard and Ronald A. Weyers, dated April 1, 1998.(1)
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
10.6
Federal Income Tax Allocation Agreement among BCBSUW, UWS, UWIC, UWLIC, UWPS, Compcare, Take Control, Inc., Meridian Resource Corporation ("MRC"), Valley Health Plan, Inc. ("VALLEY") and United Wisconsin Capital Corporation ("UWCC") for the period commencing January 1, 1993, as amended.(1)
10.7
Consolidated Federal Income Tax Allocation Agreement among UWS, UWIC, Compcare, Meridian Managed Care, Inc. ("MMC"), MRC, Valley, UWCC, Your Health Plan, Inc. ("YHP"), HMO of Wisconsin Insurance Corporation ("HMOW"), HMO-W, Inc. and Hometown Insurance Services, Inc. ("HTWN") commencing October 1, 1994.(1)
10.8
Consolidated Federal Income Tax Allocation Agreement among UWS, UWIC, UWPS, Compcare, MMC, MRC, Valley, UWCC, YHP, HMOW, HMO-W, Inc., HTWN, United Heartland, Inc. ("UHI") and Meridian Marketing Services, Inc. ("MMS") commencing January 1, 1995.(1)
10.9
Consolidated Federal Income Tax Allocation Agreement among UWS, UWIC, UWPS, Compcare, MMC, MRC, Valley, AMS HMO Holdings, Inc. (f/k/a UWCC), Unity Health Plans Insurance Corporation ("UNITY") (f/k/a HMOW), HMO-W, Inc., HTWN, UHI and MMS for the period commencing January 1, 1996, and American Medical Security Holdings, Inc., American Medical Security, Inc., American Medical Insurance Company, Continental Plan Services, Inc., Nurse Healthline, Inc., Accountable Health Plans, Inc., AMS Provider Partnerships, Inc., Unity HMO of Illinois, Inc., American Medical Security Insurance Company of Ohio and American Medical Security Insurance Company of Georgia for the period commencing December 3, 1996.(1)

i

10.10
Federal Income Tax Allocation Agreement among UWS, UNITY, HTWN, HMO-W, INC., VALLEY, COMPCARE, UWIC, MMS, UHI, UWPS, MRC, MMC, CNR HEALTH, INC. ("CNR"), Intercare Network, Inc. ("INI"), Heartland Dental Plan, Inc. ("HDP") and Heartland Dental Plan of Michigan, Inc. ("HDPM") dated September 25, 1998. (4)
10.11	Amended and Restated Joint Venture Agreement by and among BCBSUW, UWS, (assigned to Registrant), Valley and Midelfort Clinic, Ltd., effective January 1, 1997.(1)
10.12	Intercompany Service Agreement between BCBSUW, UWS (assigned to the Registrant) and UWIC, effective January 1, 1998.(1)
10.13	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UWIC, effective January 1, 1998.(1)
10.14	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UHI, effective January 1, 1998.(1)
10.15	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MMC, effective January 1, 1998.(1)
10.16	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare on behalf of its Pharmacy Services department, effective January 1, 1998.(1)
10.17	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare on behalf of its RxCel department, effective January 1, 1998.(1)
10.18	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare, effective January 1, 1998.(1)
10.19	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Investigation and Recovery Services department, effective January 1, 1998.(1)
10.20	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Consulting Services department, effective January 1, 1998.(1)
10.21	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Audit Services department, effective January 1, 1998.(1)
10.22	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UWPS, effective January 1, 1998.(1)
10.23	Service Agreement between BCBSUW and VALLEY, effective January 1, 1993.(1)
10.24	Service Agreement between UWS (assigned to the Registrant) and Community Health Systems, LLC, dated November 1, 1994.(1)
10.25	Form of Service Agreement between United Wisconsin Services, Inc. (f/k/a Newco/UWS, Inc.) and American Medical Security Group, Inc. (f/k/a United Wisconsin Services, Inc.).(1)
10.26
Second Amended and Restated Joint Venture Agreement by and among UNITY, BCBSUW, UWS, University Health Care, Inc., University Community Clinics, Inc. (f/k/a Health Professionals, Inc.) and Health Professionals of Wisconsin, Inc., dated September 30, 1999 (As amended October 29, 1999).(5)

10.27	Amended and Restated Joint Venture Agreement by and among Unity, BCBSUW, UWS and Community Health Systems, LLC, dated October 25, 1999.
10.28	Service Agreement between UWS (assigned to the Registrant) and HPI dated November 1, 1994.(1)
10.29	License Agreement between UWS (assigned to the Registrant) and U-Care dated November 1, 1994.(1)
10.30	Joint Venture Agreement among UWS (assigned to the Registrant), BCBSUW, Compcare and Northwoods Health Care, LLC dated July 1, 1996, as amended October 24, 1996.(1)
10.31	Information System Service Agreement among Blue Cross Blue Shield of South Carolina and Blue Cross & Blue Shield United of Wisconsin dated August 23, 1996, as amended January 1, 1997.(1)
10.32	Form of Trademark Assignment Agreement by and among UWS, the Registrant and UWLIC.(1)
10.33	Registrant's Equity Incentive Plan as revised.(2)
10.34	1998 Management Incentive Plan.(1)
10.35	Registrant's Deferred Compensation Plan for Directors.(1)
10.36	Registrant/BCBSUW 401(k) Plan.(1)
10.37	Registrant/BCBSUW Union Employees 401(k) Plan.(1)
10.38	Unity Health Plans Insurance Corp. 1998 Profit Sharing Plan.(1)
10.39	Registrant's and BCBSUW's 1998 Profit Sharing Plan.(1)
10.40	Registrant Voluntary Deferred Compensation Plan.(1)
10.41	Registrant Deferred Compensation Trust.(1)
10.42	Registrant/BCBSUW Hourly Pension Plan.(1)
10.43	Registrant/BCBSUW Salaried Pension Plan.(1)
10.44	Registrant/BCBSUW Supplemental Executive Retirement Plan.(1)
10.45	Registrant Stock Appreciation Rights Plan.(1)
10.46	Note and Pledge Agreement dated October 30, 1996, between BCBSUW and United Wisconsin Services, Inc. (assumed by and assigned to the Registrant).(1)
10.47	Administrative Services Agreement between UWSI and HMO of Wisconsin Insurance Corporation, effective November 1, 1994.(1)
10.48	Amendment to Employee Benefits Agreement between the Company and American Medical Security Group, Inc. effective September 21, 1998.(2)
11	Statement regarding computation of per share earnings. (See Note 2 of Notes to Combined Financial Statements).(1)
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

27	Financial Data Schedule.

(1)
Incorporated by reference to Registrant's Registration Statement on Form 10 declared effective September 11, 1998.

(2)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(3)
Incorporated by reference to Registrant's Registration Statement on Form S-1 declared effective November 25, 1998.

(4)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(5)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.