Form 10-Q
period 2000-03-31
UNITED WISCONSIN SERVICES INC
filed 2000-05-12
CIK 1062780

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

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

Yes  X      No
   -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock outstanding as of April 30, 2000 was 16,939,682.

                         UNITED WISCONSIN SERVICES, INC.

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                       For the Period Ended March 31, 2000

PART I

Financial Statements and Supplementary Data................................... 3

Management's Discussion and Analysis of Financial Condition
 and Results of Operations....................................................10

Quantitative and Qualitative Disclosures about Market Risk....................15

PART II

Other Information.............................................................16

Signature Page................................................................17

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                              March 31,           December 31,
                                                                2000                 1999
                                                           ------------------------------------
                                                             (UNAUDITED)            (NOTE A)
                                                                     (IN THOUSANDS)
ASSETS

Current assets:

   Cash and cash equivalents                                 $     17,197         $     16,254
   Investments--available-for-sale, at fair value                 120,296              120,721
   Premium receivables                                             31,009               24,215
   Due from clinics and providers                                  13,172               16,629
   Other receivables                                               35,551               30,731
   Prepaid expenses and other current assets                       28,818               29,438
                                                           ------------------------------------

         Total current assets                                     246,043              237,988

Investments--held-to-maturity, at amortized cost                    9,389                9,153
Property and equipment, net                                        10,205                9,938
Goodwill and other intangible, net                                 10,230               10,492
Other noncurrent assets                                            30,705               29,583
                                                           ------------------------------------








Total assets                                                 $    306,572         $    297,154
                                                           ====================================





            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,        December 31,
                                                                     2000              1999
                                                                ---------------------------------
                                                                 (UNAUDITED)         (NOTE A)
                                                                         (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Medical and other benefits payable                            $      86,343     $      74,238
   Advance premiums                                                     32,985            36,248
   Due to affiliates - other                                            11,088            13,037
   Payables and accrued expenses                                        14,931            15,033
   Other current liabilities                                            24,878            22,164
                                                                ---------------------------------

         Total current liabilities                                     170,225           160,720

Noncurrent Liabilities:

   Notes payable to affiliates                                          70,000            70,000
   Medical and other benefits payable                                   26,216            24,104
   Other noncurrent liabilities                                         11,458            11,298
                                                                ---------------------------------
         Total noncurrent liabilities                                  107,674           105,402
                                                                ---------------------------------

         Total liabilities                                             277,899           266,122

Shareholders' equity:

   Preferred stock (no par value, 1,000,000 shares authorized)              --                --
   Common stock (no par value, no stated value,
       50,000,000 shares authorized, 16,939,682
       issued and outstanding at March 31, 2000
       and December 31, 1999.)                                          14,052            14,052
   Retained earnings                                                    17,676            20,242
   Accumulated other comprehensive deficit                              (3,055)           (3,262)
                                                                ---------------------------------

         Total shareholders' equity                                     28,673            31,032
                                                                ---------------------------------


Total liabilities and shareholders' equity                       $     306,572     $     297,154
                                                                =================================





            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended
                                                                      March 31,
                                                               2000               1999
                                                          ----------------------------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
   Health services revenue:
    Premium revenue                                        $     192,890      $     160,321
    Other revenue                                                 10,527              9,325
   Investment results                                              2,136              3,363
                                                          ----------------------------------

         Total revenues                                          205,553            173,009

Expenses:

   Medical and other benefits                                    175,594            138,936
   Selling, general and administrative expenses                   32,247             28,696
   Loss sharing on provider arrangements                             (86)              (130)
   Interest                                                        1,487              1,184
   Amortization of goodwill and other intangibles                    225                165
                                                          ----------------------------------

         Total expenses                                          209,467            168,851
                                                          ----------------------------------

Pre-tax income (loss)                                             (3,914)             4,158

Income tax expense (benefit)                                      (1,348)             1,486
                                                          ----------------------------------

Net income (loss)                                          $      (2,566)     $       2,672
                                                          ==================================

Basic and diluted earnings (loss) per common share         $       (0.15)     $        0.16
                                                          ==================================

            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three months ended
                                                                            March 31,
                                                                       2000           1999
                                                                    --------------------------
                                                                         (IN THOUSANDS)
Operating activities:
   Net income (loss)                                                 $ (2,566)       $  2,672
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization                                  1,212             833
         Realized investment (gains) losses                                60            (968)
         Deferred income tax expense (benefit)                         (1,083)            705
         Changes in operating accounts:
           Premium receivables                                         (6,794)         (7,756)
           Other receivables                                           (4,206)          2,629
           Due from clinics and providers                               3,457            (839)
           Medical and other benefits payable                          14,254          (7,059)
           Advance premiums                                            (3,263)         (1,253)
           Due to/from affiliates                                      (3,232)          2,157
           Prepaid taxes - current                                      1,284            (767)
           Other, net                                                    (396)         (5,502)
                                                                    --------------------------

                 Net cash used in operating activities                 (1,273)        (15,148)

Investing activities:
   Purchases of available-for-sale investments                         (6,508)        (54,457)
   Proceeds from sale of available-for-sale investments                 5,865          42,532
   Proceeds from maturity of available-for-sale investments             1,460           8,650
   Purchases of held-to-maturity investments                           (1,756)           (204)
   Proceeds from maturity of held-to-maturity investments               1,535               -
   Additions to property and equipment                                 (1,170)           (540)
                                                                    --------------------------

                 Net cash used in investing activities                   (574)         (4,019)

Financing activities:
   Issuances of common stock                                                -               1
   Proceeds from line of credit                                         2,750             490
   Proceeds from notes payable                                             80               -
   Repayment of debt                                                      (40)            (53)
                                                                    --------------------------

                 Net cash provided by financing activities              2,790             438

Cash and cash equivalents:
   Increase (decrease) during period                                      943         (18,729)
   Balance at beginning of year                                        16,254          26,385
                                                                    --------------------------
                 Balance at end of period                            $ 17,197         $ 7,656
                                                                    ==========================

            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 March 31, 2000


Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in United Wisconsin Services, Inc. ("the Company") Form 10-K, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares outstanding used in the calculation of both basic and diluted EPS are 16,939,682 for the three months ended March 31, 2000.

Options to purchase 2,697,767 common shares during the three months ended March 31, 2000 were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the outstanding common shares. In addition, 927,300 potentially dilutive common shares for the three months ended March 31, 2000 were not included because the Company had a net loss and their inclusion would have been antidilutive.

Note C. Related Party

Blue Cross & Blue Shield United of Wisconsin's ("BCBSUW") Board of Directors announced in June of 1999 its intention to convert BCBSUW from a service insurance corporation to a stockholder owned corporation. BCBSUW owns approximately 46% of the outstanding common stock of the Company. On March 28, 2000 the Wisconsin Commissioner of Insurance approved this conversion. In conjunction with the planned change in corporate structure of BCBSUW, the Company plans to investigate the possible merger or other business combination with BCBSUW, although no decision has been reached.

Note D. Comprehensive Income (loss)

A reconciliation from net income (loss) reported in the Consolidated Statements of Operations to comprehensive income (loss) is stated below:


                                                                       Three months ended
                                                                             March 31,
                                                                        2000         1999
                                                                    ------------------------
                                                                         (IN THOUSANDS)
Net income (loss) per Consolidated Statements of Operations         $   (2,566)   $    2,672
Unrealized gains (losses) on investments, net of taxes                     207        (1,234)
                                                                    ------------------------

Comprehensive income (loss)                                         $   (2,359)   $    1,438
                                                                    ========================

Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. The accumulated effect of comprehensive income (loss) was a reduction of equity of $3.1 million and $3.3 million as of March 31, 2000 and December 31, 1999, respectively.

Note E. Segment Reporting

The Company has two reportable business segments: Health Maintenance Organization ("HMO") products sold primarily in Wisconsin, and specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services, sold throughout the United States.

 "Other Operations" includes operations not directly related to the business segments, unallocated corporate items (i.e. interest expense on corporate debt, amortization of goodwill and intangibles and unallocated overhead expenses) and intercompany eliminations. The Company evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the December 31, 1999 audited financial statements in the summary of significant accounting policies.

Financial data by segment is as follows:


                                                                      Three months ended March 31,
                                                                         2000               1999
                                                                      ------------       ----------
                                                                              (IN THOUSANDS)
Health services revenue:
    HMO products                                                          $164,175        $136,898
    Specialty managed care products and services                            44,711          36,709
    Other operations                                                        (5,469)         (3,961)
                                                                          --------        --------
        Total consolidated                                                $203,417        $169,646
                                                                          ========        ========

Investment results:
    HMO products                                                          $    842        $  1,982
    Specialty managed care products and services                             1,190           1,363
    Other operations                                                           104              18
                                                                          --------        --------
        Total consolidated                                                $  2,136        $  3,363
                                                                          ========        ========

Pre-tax income (loss):
    HMO products                                                          $ (3,987)       $  2,503
    Specialty managed care products and services                             2,012           3,189
    Other operations                                                        (1,939)         (1,534)
                                                                          --------        --------
        Total consolidated                                                $ (3,914)       $  4,158
                                                                          ========        ========


                                                                       March 31,       December 31,
                                                                          2000              1999
                                                                      ------------       ----------
                                                                              (IN THOUSANDS)
Total assets:
      HMO products                                                        $122,706        $115,448
      Specialty managed care products and services                         176,781         168,993
      Other operations                                                       7,085          12,713
                                                                          --------        --------
          Total consolidated                                              $306,572        $297,154
                                                                          ========        ========


                                                                        Three months ended March 31,
                                                                          2000              1999
                                                                      ------------       ---------
                                                                              (IN THOUSANDS)
Health services revenue from transactions with other
operating segments:
          HMO products                                                    $   384         $   460
          Specialty managed care products and services                      3,074           3,669

Note F. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 1999 to conform with the 2000 presentation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     United Wisconsin Services, Inc. ("the Company") is a leading provider of managed health care services and employee benefit products. The Company's two primary product lines are: (i) Health Maintenance Organization ("HMO") products sold primarily in Wisconsin, including Compcare Health Services Insurance Corporation ("Compcare"), Valley Health Plan, Inc. ("Valley"), Unity Health Plans Insurance Corporation ("Unity") and certain point-of-service ("POS") and other related products managed by Compcare, Valley and Unity, and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services, sold throughout the United States. Operating results and statistics for these product groups are presented below for the periods indicated.

     The following Management's Discussion and Analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

TOTAL REVENUES

     Total revenues for the three months ended March 31, 2000 increased 18.8% to $205.6 million from $173.0 million for the three months ended March 31, 1999. These increases were due primarily to increased membership in the major product lines, general premium and rate increases and acquisitions of specialty businesses.

     HEALTH SERVICES REVENUES -- HMO health services revenues for the three months ended March 31, 2000 increased 19.9% to $164.2 million from $136.9 million for the three months ended March 31, 1999. The increase is primarily due to increases in the average HMO premium revenue per member and in the average number of HMO medical members. Average insured HMO medical premium per member for the three months ended March 31, 2000 increased 9.5% from the same period in the prior year. The average number of insured HMO medical members for the three months ended March 31, 2000 increased 9.4% to 325,713 from 297,609 for the three months ended March 31, 1999.

     Health services revenues for specialty managed care products and services for the three months ended March 31, 2000 increased 21.8% to $44.7 million from $36.7 million for the three months ended March 31, 1999. This was the result of increases in covered lives and premium rates on insurance products, the acquisition of Allegro in May of 1999, along with a decrease in the percentage of ceded reinsurance. Health services revenue for Allegro totaled $0.5 million for the three months ended March 31, 2000.

     NET INVESTMENT RESULTS -- Investment results include investment income and realized gains and losses on investments. Investment results for the three months ended March 31, 2000 decreased 38.2% to $2.1 million from $3.4 million for the three months ended March 31, 1999. Average annual investment yields, excluding net realized gains, were 6.2% for the three months ended March 31, 2000 and 5.2% for the three months ended March 31, 1999. The decrease in investment income during the first quarter of 2000 was the result of lower investment asset balances. The reduction in investments resulted from the Company liquidating a portion of the bond portfolio (which were primarily in unrealized loss positions) to generate cash to fund operations during 1999.

     Average invested assets for the three months ended March 31, 2000 decreased 21.7% to $144.9 million from $185.1 million for the three months ended March 31, 1999. Changes in the levels of average invested assets relate to ongoing operations, including the timing and level of claim payments.

     Investment gains and losses are realized as investments are liquidated to fund operations and in the normal investment process in response to market opportunities. Realized losses for the three months ended March 31, 2000 were $0.1 million, compared to realized gains of $1.0 million for the three months ended March 31, 1999.

EXPENSE RATIOS

     LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 91.0% for the three months ended March 31, 2000, compared with 86.7% for the three months ended March 31, 1999. The consolidated loss ratio is influenced by the component loss ratios for each of the Company's primary product lines, as discussed below.

     The medical loss ratio for HMO products for the three months ended March 31, 2000 was 93.6%, compared with 89.4% for the three months ended March 31, 1999. The increase is primarily due to higher claim costs, including continued losses arising from the Medicaid business. In addition, the premium deficiency reserve of $0.9 million that was established in the fourth quarter of 1999, for future losses related to the Medicaid business, was reversed in the first quarter of 2000. Effective April 1, 2000, the Company has terminated its contract with the state of Wisconsin for Compcare's participation in the Medicaid program, along with significantly reducing Unity and Valley's participation in the program. In general, the medical loss ratio in any quarter will be impacted by the development of prior period reserves which are re-evaluated each quarter.

     The loss ratio for the risk products within specialty managed care products and services for the three months ended March 31, 2000 was 77.8%, compared with 74.1% for the three months ended March 31, 1999. The loss ratios principally relates to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business. Therefore, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratio in the first quarter of 2000 is attributable to increased claims and additional case reserves relative to the long-term disability line of business.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments. The SGA expense ratio for HMO products for the three months ended March 31, 2000 was 9.4%, compared with 10.3% for the three months ended March 31, 1999. This improvement was primarily due to an increase in membership and premium rates over the prior year, along with additional costs in 1999 for the implementation of a Year 2000 readiness program.

     The SGA expense ratio related to the risk products within specialty managed care products and services for the three months ended March 31, 2000 was 24.1%, compared with 23.5% for the three months ended March 31, 1999. The lower ratio in 1999 was due to offsetting expense charges, which resulted from the Company's participation in a reinsurance pool for the State of Wisconsin group life insurance program.

     The operating expense ratio related to the service products for the three months ended March 31, 2000 remained stable at 89.3%, compared to 89.0% for the three months ended March 31, 1999.

OTHER EXPENSES

     Loss sharing on joint ventures was $0.1 million for the three months ended March 31, 2000 and 1999. The Company is a party to certain provider arrangements in conjunction with Unity and Valley, which include profit-sharing payments to certain providers. Unity and Valley provider agreements were renegotiated at the end of 1999 and the profit-sharing payments for Unity were eliminated starting in 2000. In the fourth quarter of 1999 United Heartland, Inc., the Company's workers' compensation subsidiary, formed a joint venture with Health Care Service Corporation, a mutual legal reserve company doing business as Blue Cross Blue Shield of Illinois ("HCSC"). The Company shares equally in all profits and losses on this newly-formed joint venture, United Heartland of Illinois. Such profits were immaterial for the three months ended March 31, 2000.

     Amortization of goodwill and other intangibles for the three months ended March 31, 2000 and 1999 was $0.2 million. For the three months ended March 31, 2000 this amount represents only goodwill, which is the excess of cost over the fair value of net assets acquired.

     Included in other operations for the three months ended March 31, 2000 is $1.5 million of interest expense, compared to $1.2 million for the three months ended March 31, 1999. The Company assumed a $70 million debt owed to BCBSUW as of September 11, 1998. The note has a maturity date of April 30, 2001. Interest expense related to the $70 million debt was $1.3 million for the three months ended March 31, 2000 and $1.1 million for the three months ended March 31, 1999. The Company also participates with BCBSUW in a bank line-of-credit, which permits aggregate borrowings up to $30 million. Interest expense related to the bank line-of-credit was $0.2 million for the three months ended March 31, 2000 and $0.1 million for the three months ended March 31, 1999.

NET INCOME FROM OPERATIONS

     Consolidated net income (loss) from operations for the three months ended March 31, 2000 decreased to $(2.6) million from $2.7 million for the three months ended March 31, 1999. The loss in the first quarter of 2000 resulted from higher-than-anticipated medical costs and continued losses arising from the Medicaid business.

     The Company's effective tax rate was 34.4% for the three months ended March 31, 2000, compared with 35.7% for the three months ended March 31, 1999. This rate fluctuates based upon the relative profitability of the Company's two reportable business segments and the differing effective tax rates for each subsidiary within those reportable segments. The effective tax rates by subsidiary range from 32% to 46%.

SUMMARY OF OPERATING RESULTS AND STATISTICS

     Operating results and statistics for the two primary product groups are presented below for the periods indicated.


                                                                 March 31,
                                                           2000           1999
                                                       -------------------------
Members at end of period:

HMO MEMBERS BY BUSINESS UNIT:
    Compcare                                             200,310         175,656
    Valley                                                40,080          41,953
    Unity                                                 94,077          86,491
                                                       -------------------------
         Total  HMO members                              334,467         304,100
                                                       =========================

HMO MEMBERS BY PRODUCT TYPE:
    Commercial                                           200,975         184,414
    Point-of-Service                                      81,229          73,300
    Medicaid                                              45,782          39,894
                                                       -------------------------
         Total  insured members                          327,986         297,608
    Self-insured members                                   6,481           6,492
                                                       -------------------------
         Total HMO members                               334,467         304,100
                                                       =========================


                                                                                March 31,
                                                                           2000           1999
                                                                       ----------------------------
Members at end of period:
SPECIALTY MANAGED CARE PRODUCTS AND SERVICES:
    UWG Life/AD&D                                                          165,591       159,776
    Dental - HMO                                                           183,383       172,000
    Behavioral Health & Medical Management                               1,158,530       961,774
    Workers' Compensation                                                   58,509        54,142
    Disability and other                                                   135,835       124,752
                                                                       ----------------------------
         Total Specialty managed care
         products and services members                                   1,701,848     1,472,444
                                                                       ============================


                                                                            Three months ended
                                                                                 March 31,
                                                                           2000          1999
                                                                       ----------------------------

Health services revenues (as a percentage of the total):
       HMO products                                                           80.7%     80.7%
       Specialty managed care products and services
            Service Products                                                   6.5       7.5
            Risk Products                                                     15.5      14.1
       Intercompany eliminations                                              (2.7)     (2.3)
                                                                       ----------------------------
                   Total                                                     100.0%    100.0%
                                                                       ============================


                                                                            Three months ended
                                                                                 March 31,
                                                                           2000          1999
                                                                       ----------------------------
Operating statistics:
      HMO products:
          Medical loss ratio (1)                                              93.6%      89.4%
           Selling, general, & administrative
               expense ratio (2)                                                9.4      10.3
           Combined loss and expense ratio                                    103.0      99.7

      Specialty managed care products and services:
           Service products:
              Operating expense ratio                                         89.3%      89.0%
           Risk products:
              Loss ratio (1)                                                   77.8      74.1
              Selling, general, & administrative
                   expense ratio (2)                                           24.1      23.5
              Combined loss and expense ratio                                 101.9      97.6

Consolidated:
      Loss ratio (1)                                                          91.0%      86.7%
      Net income margin (3)                                                     N/A       1.5


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

      The Company's cash flow position has improved over the previous year. For the three months ended March 31, 2000, net cash used in operating activities was $1.3 million, compared with net cash used in operating activities of $15.1 million for the three months ended March 31, 1999. This improvement was due primarily to increases in medical and other benefits payable resulting from fewer capitated provider arrangements and the associated funding requirements during the period ended March 31, 2000. Due to periodic short-term cash flow needs of certain subsidiaries, the Company made borrowings under its bank line-of-credit ranging up to $14.4 million during the first quarter of 2000, compared to $8.9 million during the first quarter of 1999. The outstanding balance on the line-of-credit at March 31, 2000 was $14.3 million, compared to $11.6 million at December 31, 1999.

      The Company's investment portfolio consists primarily of investment grade bonds and Government securities, and has a limited exposure to equity securities. At March 31, 2000, $104.8 million, or 80.8%, of the Company's total investment portfolio was invested in bonds, compared with $105.0 million, or 80.9%, at December 31, 1999. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at March 31, 2000 and December 31, 1999. The majority of the bond portfolio was classified as available-for-sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $4.5 million at March 31, 2000 and was less than amortized cost by $5.0 million at December 31, 1999. As of March 31, 2000, the Company had no investments in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives (except for principal-only strips of U. S. Government securities).

      From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. Insurance subsidiaries are required to maintain certain levels of capital and surplus under the National Association of Insurance Commissioners ("NAIC") and the state of Wisconsin requirements. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. As of March 31, 2000, all of the Company's insurance subsidiaries were in compliance with Wisconsin's capital and surplus requirements. Under the NAIC Managed Care Organization Risk Based Capital requirements, the Company has submitted a risk based capital plan for Compcare to the Office of the Commissioner of Insurance ("OCI"). The Company is awaiting OCI approval of the plan.

      In addition to internally generated funds and periodic borrowings on its bank line-of-credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      The Company uses a sensitivity model to assess the inherent rate risk of its fixed income investments. The model includes all fixed income securities held and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. Since last reported as of December 31, 1999, no significant changes have occurred in the determination of the reduction in the fair value of the Company's modeled financial assets as a result of a hypothetical instantaneous 100 basis point increase in market interest rates.

PART II.  OTHER INFORMATION


                         UNITED WISCONSIN SERVICES, INC.



ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10.1 Second Amended and Restated Joint Venture Agreement by and
                  between Blue Cross & Blue Shield United of Wisconsin, United Wisconsin Services, Inc., Valley Health Plan, Inc. and Midelfort Clinic, Ltd., Mayo Health System, dated January 1, 2000.

        (b)  Reports on Form 8-K

             None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  5/12/00
     -----------


                                      UNITED WISCONSIN SERVICES, INC.




                                                /s/ Gail L. Hanson
                                      ------------------------------------------
                                                   Gail L. Hanson
                                      Vice President and Chief Financial Officer
                                           (Principal Financial Officer and
                                               Chief Accounting Officer)