Form 10-Q
period 2000-06-30
UNITED WISCONSIN SERVICES INC
filed 2000-08-14
CIK 1062780

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE PERIOD ENDED JUNE 30, 2000


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

Yes    X      No
   --------     --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock outstanding as of July 31, 2000 was 16,939,682.

                         UNITED WISCONSIN SERVICES, INC.

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                       For the Period Ended June 30, 2000

PART I

Financial Statements and Supplementary Data......................................................................3

Management's Discussion and Analysis of Financial Condition and Results of Operations...........................10

Quantitative and Qualitative Disclosures about Market Risk......................................................15

PART II

Other Information...............................................................................................17

Signature Page..................................................................................................19

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                     UNITED WISCONSIN SERVICES, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                       June 30,             December 31,
                                                                         2000                   1999
                                                                     -----------------------------------
                                                                     (UNAUDITED)              (NOTE A)
                                                                                (IN THOUSANDS)
ASSETS

Current assets:

    Cash and cash equivalents                                         $   16,166            $   16,254
    Investments--available-for-sale, at fair value                       118,129               120,721
    Premium receivables                                                   31,283                24,215
    Due from clinics and providers                                        13,862                16,629
    Other receivables                                                     33,019                29,156
    Prepaid expenses and other current assets                             25,042                29,438
                                                                     -----------------------------------
           Total current assets                                          237,501               236,413

Investments--held-to-maturity, at amortized cost                           9,293                 9,153
Property and equipment, net                                               10,475                 9,938
Goodwill and other intangible, net                                        11,871                10,492
Other noncurrent assets                                                   33,483                29,583
                                                                     -----------------------------------




Total assets                                                          $  302,623            $  295,579
                                                                     ===================================

                      See Notes to Interim Consolidated Financial Statements

                                     UNITED WISCONSIN SERVICES, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                       June 30,             December 31,
                                                                         2000                   1999

                                                                     -----------------------------------
                                                                     (UNAUDITED)              (NOTE A)
                                                                                (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Medical and other benefits payable                                $   76,748            $   74,238
    Advance premiums                                                      38,561                36,248
    Due to affiliates, net                                                 1,940                11,462
    Notes payable to affiliates                                           70,000                     -
    Payables and accrued expenses                                         13,385                15,033
    Other current liabilities                                             36,266                22,164
                                                                     -----------------------------------
           Total current liabilities                                     236,900               159,145

Noncurrent Liabilities:
    Notes payable to affiliates                                                -                70,000
    Medical and other benefits payable                                    26,534                24,104
    Other noncurrent liabilities                                          11,825                11,298
                                                                     -----------------------------------
           Total noncurrent liabilities                                   38,359               105,402
                                                                     -----------------------------------

           Total liabilities                                             275,259               264,547

Shareholders' equity:

    Preferred stock (no par value, 1,000,000 shares authorized)               -                     -
    Common stock (no par value, no stated value,
        50,000,000 shares authorized, 16,939,682
        issued and outstanding at June 30, 2000
        and December 31, 1999.)                                           14,052                14,052
    Retained earnings                                                     16,468                20,242
    Accumulated other comprehensive deficit                               (3,156)               (3,262)
                                                                     -----------------------------------
           Total shareholders' equity                                     27,364                31,032
                                                                     -----------------------------------


Total liabilities and shareholders' equity                            $  302,623            $  295,579
                                                                     ===================================

                       See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three months ended             Six months ended
                                                                      June 30,                       June 30,

                                                               2000            1999            2000           1999
                                                       ---------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

 Revenues:
    Health services revenue:
     Premium revenue                                          $ 177,265      $ 160,879      $ 370,155       $ 321,200
     Other revenue                                               11,407         10,940         21,934          20,265
    Investment results                                            2,043          3,124          4,179           6,487
                                                       ---------------------------------------------------------------

             Total revenues                                     190,715        174,943        396,268         347,952

 Expenses:

     Medical and other benefits                                 159,895        153,050        335,489         291,986
     Selling, general and administrative expenses                30,832         34,088         63,079          62,784
     Profit (loss) sharing on provider arrangements                 318           (150)           232            (280)
     Interest                                                     1,601          1,241          3,088           2,425
     Amortization of goodwill and other intangibles                 235            195            460             360
                                                       ---------------------------------------------------------------

             Total expenses                                     192,881        188,424        402,348         357,275
                                                       ---------------------------------------------------------------

 Pre-tax loss                                                    (2,166)       (13,481)        (6,080)         (9,323)

 Income tax benefit                                                (958)        (5,496)        (2,306)         (4,010)
                                                       ---------------------------------------------------------------

 Net loss                                                      $ (1,208)      $ (7,985)      $ (3,774)       $ (5,313)
                                                       ===============================================================


 Basic and diluted loss per common share                        $ (0.07)       $ (0.47)      $  (0.22)       $  (0.32)
                                                       ==============================================================


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  Six months ended
                                                                                                      June 30,

                                                                                               2000              1999
                                                                                           -------------------------------
                                                                                                   (IN THOUSANDS)
                Operating activities:

                    Net loss                                                                    $ (3,774)        $ (5,313)
                    Adjustments to reconcile net loss to net cash
                         used in operating activities:
                             Depreciation and amortization                                         2,186            1,764
                             Realized investment losses (gains)                                      267           (1,789)
                             Deferred income tax benefit                                          (3,258)            (596)
                             Changes in operating accounts:
                              Premium receivables                                                 (7,068)             972
                              Other receivables                                                   (3,776)          (1,477)
                              Due from clinics and providers                                       2,767             (565)
                              Medical and other benefits payable                                   4,940          (18,145)
                              Advance premiums                                                     2,313            1,067
                              Due to affiliates, net                                              (9,522)            (679)
                              Prepaid taxes - current                                              4,386           (6,876)
                              Other, net                                                            (917)             221
                                                                                           -------------------------------

                                    Net cash used in operating activities                        (11,456)         (31,416)

                Investing activities:

                    Acquisition of subsidiaries (net of cash and cash equivalents
                         acquired in 1999 of $253,000)                                            (1,963)          (3,168)
                    Purchases of available-for-sale investments                                  (11,664)         (80,890)
                    Proceeds from sale of available-for-sale investments                          11,759           80,496
                    Proceeds from maturity of available-for-sale investments                       2,460            8,650
                    Purchases of held-to-maturity investments                                     (2,450)            (459)
                    Proceeds from maturity of held-to-maturity investments                         2,325                -
                    Additions to property and equipment                                           (2,108)          (1,104)
                                                                                           -------------------------------
                                    Net cash (used in) provided by investing activities           (1,641)           3,525

                Financing activities:

                    Issuances of common stock                                                          -                2
                    Proceeds from line of credit, net                                             13,010            6,715
                    Proceeds from notes payable                                                       80                -
                    Repayment of debt                                                                (81)            (525)
                                                                                           -------------------------------
                                    Net cash provided by financing activities                     13,009            6,192

                Cash and cash equivalents:

                    Decrease during period                                                           (88)         (21,699)
                    Balance at beginning of year                                                  16,254           26,385
                                                                                           -------------------------------
                                    Balance at end of period                                    $ 16,166          $ 4,686
                                                                                           ===============================

            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                                 June 30, 2000

Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in United Wisconsin Services, Inc. ("the Company") Form 10-K, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares outstanding used in the calculation of both basic and diluted EPS are 16,939,682 for the three and six months ended June 30, 2000.

Options to purchase 2,786,259 and 2,742,013 common shares during the three and six months ended June 30, 2000 were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the outstanding common shares. In addition, 907,300 and 917,300 potentially dilutive common shares for the three and six months ended June 30, 2000 were not included because the Company had a net loss and their inclusion would have been antidilutive.

Note C. Related Party

Blue Cross & Blue Shield United of Wisconsin's ("BCBSUW") Board of Directors announced in June of 1999 its intention to convert BCBSUW from a service insurance corporation to a stockholder owned corporation. BCBSUW owns approximately 46% of the outstanding common stock of the Company. On March 28, 2000 the Wisconsin Commissioner of Insurance approved this conversion. In conjunction with the planned change in corporate structure of BCBSUW, a special committee of the Company's board of directors has been authorized to explore the possibility of a merger with BCBSUW.

Note D. Comprehensive Income (Loss)

A reconciliation from net loss reported in the Consolidated Statements of Operations to comprehensive loss is stated below:

                                                               Three months ended                       Six months ended
                                                                    June 30,                                June 30,
                                                             2000               1999                2000                 1999
                                                        -------------- -- --------------- --- --------------- --- -----------------
                                                                                      (In thousands)
  Net loss per Consolidated

       Statements of Operations                              $(1,208)           $(7,985)            $(3,774)             $(5,313)
  Unrealized gains (losses) on investments,
       net of taxes                                             (101)              (523)                106               (1,757)
                                                        -------------- -- --------------- --- --------------- --- -----------------

  Comprehensive loss                                         $(1,309)           $(8,508)            $(3,668)             $(7,070)
                                                        ============== == =============== === =============== === =================

Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. The accumulated effect of comprehensive income (loss) was a reduction of equity of $3.2 million and $3.3 million as of June 30, 2000 and December 31, 1999, respectively.

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

Financial data by segment is as follows:

                                                                     Three months ended                   Six months ended
                                                                          June 30,                            June 30,

                                                                     2000           1999               2000             1999
                                                                --------------- -------------- --- -------------- -----------------
                                                                                          (In thousands)
  Health services revenue:

    HMO products                                                      $147,748       $138,017           $311,923          $274,915
    Specialty managed care products and services                        45,860         37,931             90,571            74,640
    Other operations                                                    (4,936)        (4,129)           (10,405)           (8,090)
                                                                --------------- -------------- --- -------------- -----------------
        Total consolidated                                            $188,672       $171,819           $392,089          $341,465
                                                                =============== ============== === ============== =================


                                                                       Three months ended                   Six months ended
                                                                             June 30,                            June 30,
                                                                       2000            1999               2000            1999
                                                                --------------------------------------------------------------------
                                                                                          (IN THOUSANDS)
  Investment results:
    HMO products                                                         $ 813         $1,478             $1,655            $3,460
    Specialty managed care products and services                         1,201          1,623              2,391             2,986
    Other operations                                                        29             23                133                41
                                                                -------------------------------------------------------------------
        Total consolidated                                              $2,043         $3,124             $4,179            $6,487
                                                                ===================================================================
  Pre-tax loss:
    HMO products                                                       $(3,876)      $(11,222)           $(7,863)          $(8,719)
    Specialty managed care products and services                         3,117          1,998              5,129             5,187
    Other operations                                                    (1,407)        (4,257)            (3,346)           (5,791)
                                                                -------------------------------------------------------------------
        Total consolidated                                             $(2,166)      $(13,481)           $(6,080)          $(9,323)
                                                                ===================================================================

                                                                                                   June 30,          December 31,
                                                                                                     2000               1999
                                                                                               ------------------------------------
                                                                                                         (IN THOUSANDS)
  Total assets:
      HMO products                                                                                    $124,773            $115,448
      Specialty managed care products and services                                                     184,364             168,993
      Other operations                                                                                  (6,514)             11,138
                                                                                               ------------------------------------
          Total consolidated                                                                          $302,623            $295,579
                                                                                               ====================================

                                                                       Three months ended               Six months ended
                                                                           June 30,                          June 30,
                                                                      2000           1999               2000           1999
                                                                -------------------------------------------------------------------
                                                                                          (IN THOUSANDS)
  Health services revenue from transactions with
  other operating segments:
      HMO products                                                    $  365         $  528             $  749         $  988
      Specialty managed care products and services                     4,571          3,601              9,656          7,102


Note F. Contingencies

Unity Health Plans Insurance Corporation ("Unity") is in the process of negotiating a final settlement on its five-year profit-sharing agreements with two providers. The agreements were re-negotiated in 1999 for an additional five-year period commencing January 1, 2000. The term of the previous five-year agreement expired on December 31, 1999. In the opinion of management, adequate provision has been made for losses which may result from this negotiation and, accordingly, the outcome of these negotiations is not expected to have a material adverse effect on the consolidated financial statements.

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

       The following Management's Discussion and Analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

TOTAL REVENUES

       Despite exiting substantially all of the Company's Medicaid HMO business effective April 1, 2000, total revenues for the three months ended June 30, 2000 increased 9.0% to $190.7 million, compared to $174.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, total revenues increased 13.9% to $396.3 million, compared to $348.0 million for the six months ended June 30, 1999. These increases were due primarily to increased commercial membership, general premium and rate increases and acquisitions of specialty businesses.

       HEALTH SERVICES REVENUES - Even with the reduction in Medicaid members, HMO health services revenues for the three months ended June 30, 2000 increased 7.0% to $147.7 million, compared to $138.0 million for the three months ended June 30, 1999. The increase is primarily due to an increase in average HMO premium revenue per member. Average insured HMO medical premium per member for the three months ended June 30, 2000 increased 10.1% from the same period in 1999. The average number of insured HMO medical members for the three months ended June 30, 2000 decreased 2.8% to 288,419 from 296,878 for the three months ended June 30, 1999. The decrease in the average number of insured HMO medical members is primarily due to exiting the Medicaid business.

       HMO health services revenues for the six months ended June 30, 2000 increased 13.5% to $311.9 million from $274.9 million for the six months ended June 30, 1999. Average insured HMO medical premium per member for the six months ended June 30, 2000 increased 9.8% from the same period in 1999. The average number of insured HMO medical members for the six months ended June 30, 2000 increased 3.3% to 307,067, compared to 297,245 for the six months ended June 30, 1999.

       Health services revenues for specialty managed care products and services for the three months ended June 30, 2000 increased 21.1% to $45.9 million, compared to $37.9 million for the three months ended June 30, 1999. Health services revenue for specialty managed care products and services for the six months ended June 30, 2000 increased 21.4% to $90.6 million, compared to $74.6 million for the six months ended June 30, 1999. This was the result of increases in covered lives and premium rates on insurance products; the acquisitions of Allegro, Ltd. ("Allegro"), Comprehensive Collections Services, Inc. ("CCS") and the managed care assets of HCX, Inc. ("HCX") in the second quarter of 1999; along with a decrease in the percentage of ceded reinsurance. In the second quarter of 2000, the Company also expanded its specialty service business through the acquisition of Seltzer/Delman, Inc. ("Seltzer"), a workers' compensation case management company which specializes in case management systems development, fraud and abuse detection and expert witness services. This acquisition is another step in the Company's strategy to expand nationally. Health services revenue for Allegro, CCS, HCX and Seltzer totaled $2.5 million for the six months ended June 30, 2000, compared to $0.4 million for the six months ended June 30, 1999. In addition, contributing to the increase in premiums is the reduction in the amount of business ceded to the workers' compensation reinsurer under the "quota share" arrangement. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. The Company's quota share reinsurance treaties allocate the total amount of business subject to the treaties between the Company and the respective parties to the treaties. For business written in 2000, 20% of the business is ceded to an independent non-affiliated reinsurer, compared to 30% for business written in 1999, representing an increase of $1.6 million.

       NET INVESTMENT RESULTS -- Investment results include investment income and realized gains and losses on investments. Investment results for the three months ended June 30, 2000 decreased 35.5% to $2.0 million from $3.1 million for the three months ended June 30, 1999. Average annual investment yields, excluding net realized gains, were 6.5% for the three months ended June 30, 2000 and 5.5% for the three months ended June 30, 1999. Investment results for the six months ended June 30, 2000 decreased 35.4% to $4.2 million from $6.5 million for the six months ended June 30, 1999. The decrease in investment income during the second quarter of 2000 was the result of lower investment asset balances. The reduction in investments resulted from ongoing operations.

       Average invested assets for the three months ended June 30, 2000 decreased 16.7% to $140.7 million from $168.9 million for the three months ended June 30, 1999. Average invested assets for the six months ended June 30, 2000 decreased 19.8% to $142.2 million from $177.2 million for the six months ended June 30, 1999. Changes in the levels of average invested assets relate to ongoing operations, including the timing and level of claim payments.

       Investment gains and losses are realized when investments are liquidated to fund operations and in the normal investment process in response to market opportunities. Realized losses for the three months ended June 30, 2000 were $0.2 million, compared to realized gains of $0.8 million for the three months ended June 30, 1999. Realized losses for the six months ended June 30, 2000 were $0.3 million, compared to realized gains of $1.8 million for the six months ended June 30, 1999.

EXPENSE RATIOS

       LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on a consolidated basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 90.2% for the three months ended June 30, 2000, compared to 95.1% for the three months ended June 30, 1999. The consolidated loss ratio was 90.6% for the six months ended June 30, 2000, compared to 90.9% for the six months ended June 30, 1999. The consolidated loss ratio is influenced by the component loss ratios for each of the Company's primary product lines, as discussed below.

       The medical loss ratio for HMO products for the three months ended June 30, 2000 was 93.3%, compared to 98.8% for the three months ended June 30, 1999. This improvement is primarily due to exiting the Medicaid business during the second quarter of 2000, premium rate increases over the prior year and higher claim costs in 1999 associated with a computer system conversion. The medical loss ratio for HMO products for the six months ended June 30, 2000 was 93.4%, compared to 94.1% for the six months ended June 30, 1999. In general, the medical loss ratio in any quarter will be impacted by the development of prior period reserves which are re-evaluated each quarter.

       The loss ratio for the risk products within specialty managed care products and services for the three months ended June 30, 2000 was 76.3%, compared with 77.7% for the three months ended June 30, 1999. The loss ratio for the risk products within specialty managed care products and services for the six months ended June 30, 2000 was 77.1%, compared to 75.9% for the six months ended June 30, 1999. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business. Therefore, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratios in 2000 are attributable to increased reported life claims, higher than anticipated short-term disability claims, along with additional case reserves relative to the long-term disability line of business.

       SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments. The SGA expense ratio for HMO products for the three months ended June 30, 2000 was 9.7%, compared to 10.5% for the three months ended June 30, 1999. The SGA expense ratio for HMO products for the six months ended June 30, 2000 was 9.6%, compared to 10.4% for the six months ended June 30, 1999. This improvement was primarily due to an increase in membership and premium rates over the prior year, along with additional costs in 1999 for the implementation of a Year 2000 readiness program.

       The SGA expense ratio related to the risk products within specialty managed care products and services for the three months ended June 30, 2000 was 23.8%, compared to 26.8% for the three months ended June 30, 1999. The SGA expense ratio related to the risk products within specialty managed care products and services for the six months ended June 30, 2000 was 24.0%, compared to 25.1% for the six months ended June 30, 1999. In 1999, the Company incurred costs attributable to the implementation of its Year 2000 readiness program.

       The operating expense ratio related to the service products within specialty managed care products and services for the three months ended June 30, 2000 was 85.8%, compared to 89.6% for the three months ended June 30, 1999. The operating expense ratio related to the service products within specialty managed care products and services for the six months ended June 30, 2000 was 87.5%, compared to 89.3% for the six months ended June 30, 1999. The improvement in the operating expense ratio during 2000 is due primarily to higher service product revenues in comparison to the corresponding prior periods. In the second half of 1999, Meridian Managed Care, Inc., Allegro and Intercare Network, Inc. merged into CNR Health, Inc., which subsequently changed its name to Innovative Resource Group, Inc. ("IRG"). Joining the strengths and resources of these companies allows IRG to provide a broad array of coordinated care management services. The merging of these companies has enabled the Company to consolidate operating facilities, merge management information system resources and reduce expenses.

       In addition, the Company recorded charges of approximately $2.8 million for various transactions and reorganization costs during the second quarter of 1999. These charges consisted primarily of expenses associated with the proposed debt-for-equity swap transaction with Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") (which was discontinued by BCBSUW in favor of market purchases), an unfavorable appellate court judgement in a dissenter's lawsuit relating to the 1994 acquisition of Unity, costs associated with the start-up of a new regional office and the combination of various specialty managed care service businesses into a single operating unit.

OTHER EXPENSES

       Profit (loss) sharing on joint ventures for the three months ended June 30, 2000 was $0.3 million, compared to $(0.2) million for the three months ended June 30, 1999. Profit (loss) sharing on joint ventures for the six months ended June 30, 2000 was $0.2 million, compared to $(0.3) for the six months ended June 30, 1999. The increase in both periods in 2000 resulted from an adjustment to settle the prior agreement. The Company is a party to certain provider arrangements in conjunction with Unity and Valley, which include profit-sharing payments to certain providers. Unity and Valley provider agreements were renegotiated at the end of 1999 and the profit-sharing provisions for Unity were eliminated beginning in 2000, except for certain limited profit-sharing provisions with a provider. The Company formed a joint venture with Health Care Service Corporation, a mutual legal reserve company doing business as Blue Cross Blue Shield of Illinois ("HCSC"), which began operations in October 1999. The Company shares equally in all profits and losses on this newly-formed joint venture, United Heartland of Illinois, Inc. Such profits were immaterial for the three and six months ended June 30, 2000.

       Amortization of goodwill and other intangibles for the three months ended June 30, 2000 and 1999 was $0.2 million. Amortization of goodwill and other intangibles for the six months ended June 30, 2000 was $0.5 million, compared to $0.4 million for the six months ended June 30, 1999. This increase is due to goodwill arising from the acquisitions of Allegro, CCS and HCX in the second quarter of 1999, and Seltzer in the second quarter of 2000.

       Included in other operations is interest expense of $1.6 million and $3.1 million for the three and six months ended June 30, 2000, respectively. This compares to interest expense of $1.2 million and $2.4 million for the three and six months ended June 30, 1999, respectively. Interest expense related to the $70 million debt (which matures on April 30, 2001) was $1.3 million and $2.6 million for the three and six months ended June 30, 2000, respectively. This compares to interest expense of $1.1 million and $2.3 million for the three and six months ended June 30, 1999, respectively. The remainder of the interest expense relates to the Company's participation in a bank line-of-credit with BCBSUW. The increase in interest expense is primarily due to the increase in the interest rate on the debt to BCBSUW.

NET LOSS FROM OPERATIONS

       Consolidated net loss from operations for the three months ended June 30, 2000 improved by $6.8 million to $1.2 million from $8.0 million for the three months ended June 30, 1999. Consolidated net loss from operations for the six months ended June 30, 2000 improved by $1.5 million to $3.8 million from $5.3 million for the six months ended June 30, 1999. The reduced loss in 2000 demonstrates continued improvement in operating results over the prior year. The improving operating trends are attributable to decreases in the medical loss ratio and SGA ratios, partially offset by a reduction in investment income.

       The Company's effective tax rate was 44.2% for the three months ended June 30, 2000, compared with 40.8% for the three months ended June 30, 1999. The increase in the effective tax rate for the second quarter 2000 is primarily due to a prior year tax benefit of $0.3 million. The Company's effective tax rate was 37.9% for the six months ended June 30, 2000, compared with 43.0% for the six months ended June 30, 1999. This rate fluctuates based upon the relative profitability of the Company's two reportable business segments and the differing effective tax rates for each subsidiary within those reportable segments. The effective tax rates by subsidiary range from 33% to 47%.

SUMMARY OF OPERATING RESULTS AND STATISTICS

Operating results and statistics for the two primary product groups are presented below for the periods indicated.

                                                                                               June 30,
                                                                                         2000            1999
                                                                                    --------------- ---------------
Members at end of period:

HMO MEMBERS BY BUSINESS UNIT:
    Compcare                                                                             165,944         174,898
    Valley                                                                                35,770          42,225
    Unity                                                                                 91,250          87,099
                                                                                    --------------- ---------------
           Total  HMO members                                                            292,964         304,222
                                                                                    =============== ===============

HMO MEMBERS BY PRODUCT TYPE:
    Commercial                                                                           197,482         183,191
    Point-of-Service                                                                      84,957          74,528
    Medicaid                                                                               3,957          39,885
                                                                                    --------------- ---------------
           Total  insured members                                                        286,396         297,604
    Self-insured members                                                                   6,568           6,618
                                                                                    --------------- ---------------
                Total HMO members                                                        292,964         304,222
                                                                                    =============== ===============

                                                                                                June 30,
                                                                                         2000            1999
                                                                                    --------------- ---------------
Members at end of period:

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES:
    UWG Life/AD&D                                                                        165,621         159,802
    Dental - HMO                                                                         180,612         175,500
    Behavioral Health & Medical Management                                             1,113,692         978,781
    Workers' Compensation                                                                 67,797          54,115
    Disability and other                                                                 135,537         127,392
                                                                                    --------------- ---------------
           Total Specialty managed care products
             and services members                                                      1,663,259       1,495,590
                                                                                    =============== ===============

                                                                       Three months ended                Six months ended
                                                                            June 30,                          June 30,
                                                                         2000         1999              2000           1999
                                                                      ----------- --------------    -------------- -------------
Health services revenues (as a percentage of the total):
       HMO products                                                         78.3%          80.3%             79.6%         80.5%
       Specialty managed care products and services
            Service Products                                                 7.4            8.4               6.9           8.0
            Risk Products                                                   16.9           13.7              16.2          13.9
       Intercompany eliminations                                            (2.6)          (2.4)             (2.7)         (2.4)
                                                                      ----------- --------------    -------------- -------------
                   Total                                                   100.0%         100.0%            100.0%        100.0%
                                                                      =========== ==============    ============== =============

Operating statistics:
      HMO products:
          Medical loss ratio (1)                                            93.3%          98.8%            93.4%          94.1%
           Selling, general, & administrative
               expense ratio (2)                                             9.7           10.5              9.6           10.4
                                                                      ----------- --------------    ------------- --------------
           Combined loss and expense ratio                                 103.0%         109.3%           103.0%         104.5%
                                                                      =========== ==============    ============= ==============

      Specialty managed care products and services:
           Service products:
              Operating expense ratio                                       85.8%          89.6%            87.5%          89.3%
           Risk products:
              Loss ratio (1)                                                76.3%          77.7%            77.1%          75.9%
              Selling, general, & administrative
                   expense ratio (2)                                        23.8           26.8             24.0           25.1
                                                                      ----------- --------------    ------------- --------------
              Combined risk loss and expense ratio                         100.1%         104.5%           101.1%         101.0%
                                                                      =========== ==============    ============= ==============

Consolidated:
      Loss ratio (1)                                                        90.2%          95.1%            90.6%          90.9%
      Net income margin (3)                                                  N/A            N/A             N/A             N/A


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

       The Company's cash flow has improved over the previous year. For the six months ended June 30, 2000, net cash used in operating activities was $11.5 million, compared with net cash used in operating activities of $31.4 million for the six months ended June 30, 1999. This improvement was due primarily to increases in medical and other benefits payable resulting from fewer capitated provider arrangements and the associated funding requirements during the period ended June 30, 2000 in relation to the comparable prior period. Due to periodic short-term cash flow needs of certain subsidiaries, the Company made borrowings under its bank line-of-credit ranging up to $24.6 million during the first six months of 2000, compared to $14.8 million during the first six months of 1999. The outstanding balance on the line-of-credit at June 30, 2000 was $24.6 million, compared to $11.6 million at December 31, 1999.

       The Company's investment portfolio consists primarily of investment grade bonds and Government securities, and has a limited exposure to equity securities. At June 30, 2000, $103.1 million, or 80.9%, of the Company's total investment portfolio was invested in bonds, compared with $105.0 million, or 80.9%, at December 31, 1999. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at June 30, 2000 and December 31, 1999. The majority of the bond portfolio was classified as available-for-sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $4.6 million at June 30, 2000 and was less than amortized cost by $5.0 million at December 31, 1999. As of June 30, 2000, the Company had no investments in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives (except for principal only strips of U.S. Government securities).

       From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. In accordance with requirements of the National Association of Insurance Commissioners ("NAIC") and the state of Wisconsin, insurance subsidiaries are required to maintain certain levels of capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. During the second quarter of 2000, the Company contributed capital to Compcare in order to bring Compcare's statutory capital and surplus above required levels.

       In addition to internally generated funds and periodic borrowings on its bank line-of-credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information called for by this item is provided under the caption `Liquidity and Capital Resources' under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II.  OTHER INFORMATION

                    UNITED WISCONSIN SERVICES, INC.

ITEM 1.  LEGAL PROCEEDINGS

               Following the merger in 1994 between the Company and HMO-Wisconsin, Inc. ("HMOW"), certain minority shareholders of HMOW filed a demand for payment under the dissenter's rights statute. The Company brought a special proceeding in Sauk County Circuit Court to determine the fair value of the shares. The court accepted HMOW's valuation and further applied a minority discount to the amount allocable to the dissenting shareholders. A dissenting shareholder filed an appeal, HMO-W INCORPORATED V. SSM HEALTH CARE SYSTEM AND NEILLSVILLE CLINIC, S.C., No. 98-2834, in the Wisconsin Court of Appeals, District IV. On June 17, 1999, the Court of Appeals upheld the trial court's determination of fair value, but reversed the application of the minority discount. The Company believed the application of a minority discount was appropriate, and filed a petition for review of the Appellate Court's decision with the Wisconsin Supreme Court on July 16, 1999. The dissenter also filed a cross petition on the underlying valuation question. On June 7, 2000, the Wisconsin Supreme Court affirmed the Court of Appeals in all respects; the trial court's valuation (i.e. HMOW's valuation) of the shares stands, but no minority discount is applicable. As a result, the Company will pay the dissenter an amount equal to the value of the minority discount (approximately $600,000), plus interest.

ITEM 2.  CHANGES IN SECURITIES

             None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held on May 31, 2000, at which the following matters were voted upon:


                                                                                                       Broker
                                          For                 Against              Abstain             Non-Votes
                                          ---                 -------              -------             ---------
Nominees for Director
Three-Year Term
Expiring 2003

           Richard A. Abdoo               16,421,086          38,868               --                  --
           Barry K. Allen                 16,425,348          34,606               --                  --
           Eugene A. Menden               16,423,688          36,266               --                  --


The term of office of the following other Directors continued after the meeting: Michael D. Dunham, James L. Forbes, Thomas R. Hefty, James C. Hickman, William C. Rupp, M.D. and Carol N. Skornicka.

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Assumption and Administration Agreement by and among Wellmark, Inc., Wellmark Community Insurance, Inc., Blue Cross & Blue Shield United of Wisconsin and United Wisconsin Insurance Company, effective June 1, 2000.

              10.2  Executive Severance Agreement by and between
                    United Wisconsin Services, Inc. and Senior Vice President Michael E. Bernstein.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: 8/14/00

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