Form 10-Q
period 2000-09-30
UNITED WISCONSIN SERVICES INC
filed 2000-11-13
CIK 1062780

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the Period Ended September 30, 2000


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

                 401 West Michigan Street, Milwaukee, Wisconsin
                    (Address of principal executive offices))

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

        Common stock outstanding as of October 31, 2000 was 16,939,682.

                         UNITED WISCONSIN SERVICES, INC.

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                     For the Period Ended September 30, 2000

PART I

Financial Statements and Supplementary Data............................................... 3

Management's Discussion and Analysis of Financial Condition and Results of Operations.....11

Quantitative and Qualitative Disclosures about Market Risk................................17



PART II

Other Information.........................................................................18

Signature Page............................................................................19


                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,     December 31,
                                                             2000              1999
                                                          ------------------------------
                                                          (UNAUDITED)        (NOTE A)
                                                                 (IN THOUSANDS)
ASSETS

Current assets:

    Cash and cash equivalents                                $ 31,196          $ 16,254
    Investments--available-for-sale, at fair value            115,848           120,721
    Premium receivables                                        34,857            24,215
    Due from clinics and providers                             15,167            16,629
    Other receivables                                          28,353            29,156
    Prepaid expenses and other current assets                  25,024            29,438
                                                          ------------------------------

         Total current assets                                 250,445           236,413

Investments--held-to-maturity, at amortized cost                9,272             9,153
Property and equipment, net                                    10,602             9,938
Goodwill and other intangible, net                             11,629            10,492
Other noncurrent assets                                        44,857            29,583
                                                          ------------------------------

         Total noncurrent assets                               76,360            59,166
                                                          ------------------------------













Total assets                                                $ 326,805         $ 295,579
                                                          ==============================


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                            September 30,  December 31,
                                                                2000          1999
                                                            ---------------------------
                                                            (UNAUDITED)     (NOTE A)
                                                                  (IN THOUSANDS)



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Medical and other benefits payable                          $ 88,344      $ 74,238
    Advance premiums                                              45,326        36,248
    Due to affiliates, net                                         7,841        11,462
    Notes payable to affiliates                                   70,000             -
    Payables and accrued expenses                                 13,189        15,033
    Other current liabilities                                     34,409        22,164
                                                            ---------------------------

         Total current liabilities                               259,109       159,145

Noncurrent Liabilities:
    Notes payable to affiliates                                        -        70,000
    Medical and other benefits payable                            30,549        24,104
    Other noncurrent liabilities                                  12,489        11,298
                                                            ---------------------------
         Total noncurrent liabilities                             43,038       105,402
                                                            ---------------------------

         Total liabilities                                       302,147       264,547

Shareholders' equity:

    Preferred stock (no par value, 1,000,000 shares authorized)        -             -
    Common stock (no par value, no stated value,
        50,000,000 shares authorized, 16,939,682
        issued and outstanding at September 30, 2000
        and December 31, 1999.)                                   14,052        14,052
    Retained earnings                                             12,943        20,242
    Accumulated other comprehensive deficit                       (2,337)       (3,262)
                                                            ---------------------------

         Total shareholders' equity                               24,658        31,032
                                                            ---------------------------


Total liabilities and shareholders' equity                     $ 326,805     $ 295,579
                                                            ===========================


            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months ended              Nine months ended
                                                         September 30,                  September 30,
                                                     2000            1999            2000           1999
                                                  -----------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues:
   Health services revenue:
     Premium                                        $ 183,914       $ 163,007       $ 554,069      $ 484,207
     Other                                             11,878           9,212          33,812         29,477
   Investment results                                   1,788           3,022           5,967          9,509
                                                  -----------------------------------------------------------

         Total revenues                               197,580         175,241         593,848        523,193

Expenses:

     Medical and other benefits                       169,487         149,519         504,976        441,505
     Selling, general and administrative               32,658          32,708          95,737         95,492
     Profit (loss) sharing on provider arrangements       188            (540)            420           (820)
     Interest                                           1,788           1,355           4,876          3,780
     Amortization of goodwill and other intangibles       256             211             716            571
                                                  -----------------------------------------------------------

         Total expenses                               204,377         183,253         606,725        540,528
                                                  -----------------------------------------------------------

Pre-tax loss                                           (6,797)         (8,012)        (12,877)       (17,335)

Income tax benefit                                     (3,272)         (3,299)         (5,578)        (7,309)
                                                  -----------------------------------------------------------

Net loss                                             $ (3,525)       $ (4,713)       $ (7,299)     $ (10,026)
                                                  ===========================================================


Basic and diluted loss per common share               $ (0.21)        $ (0.28)        $ (0.43)       $ (0.60)
                                                  ===========================================================



            See Notes to Interim Consolidated Financial Statements.

                           UNITED WISCONSIN SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                           Nine months ended
                                                                             September 30,
                                                                        2000                1999
                                                                      ------------------------------
                                                                            (IN THOUSANDS)



Operating activities:
    Net loss                                                          $ (7,299)           $ (10,026)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                               3,422                2,652
             Realized investment losses (gains)                            588               (2,539)
             Deferred income tax benefit                                (5,898)              (1,777)
             Changes in operating accounts, net of acquisitions:
              Premium receivables                                      (10,642)              (2,603)
              Other receivables                                            890               (1,684)
              Due from clinics and providers                             1,462               (2,101)
              Medical and other benefits payable                        20,551              (16,428)
              Advance premiums                                           9,078                 (806)
              Due to affiliates, net                                    (3,621)               1,146
              Prepaid taxes - current                                    3,817               (9,039)
              Other, net                                                (7,843)                 125
                                                                      ------------------------------

               Net cash provided by (used in) operating activities       4,505              (43,080)

Investing activities:
    Acquisition of subsidiaries (net of cash and cash equivalents
         acquired in 1999 of $253,000)                                  (1,977)              (3,605)
    Purchases of available-for-sale investments                        (16,864)            (108,500)
    Proceeds from sale of available-for-sale investments                20,355              125,388
    Proceeds from maturity of available-for-sale investments             2,960                8,650
    Purchases of held-to-maturity investments                           (2,450)              (1,359)
    Proceeds from maturity of held-to-maturity investments               2,325                   --
    Additions to property and equipment                                 (3,147)              (1,960)
                                                                      ------------------------------

               Net cash provided by investing activities                 1,202               18,614

Financing activities:
    Issuances of common stock                                               --                    5
    Proceeds from line of credit, net                                    9,270                6,565
    Proceeds from notes payable                                             80                   --
    Repayment of debt                                                     (115)                (557)
                                                                      ------------------------------

               Net cash provided by financing activities                 9,235                6,013

Cash and cash equivalents:
    Increase (decrease) during period                                   14,942              (18,453)
    Balance at beginning of year                                        16,254               26,385

                                                                      ------------------------------
               Balance at end of period                               $ 31,196            $   7,932
                                                                      ==============================



            See Notes to Interim Consolidated Financial Statements.

                         UNITED WISCONSIN SERVICES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 2000




Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in United Wisconsin Services, Inc. ("the Company") Form 10-K, as filed with the Securities and Exchange Commission.

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

The weighted average number of common shares outstanding used in the calculation of both basic and diluted EPS are 16,939,682 for the three and nine months ended September 30, 2000.

Options to purchase 2,780,099 and 2,754,708 common shares during the three and nine months ended September 30, 2000 were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the outstanding common shares. In addition, 862,300 and 898,967 potentially dilutive common shares for the three and nine months ended September 30, 2000 were not included because the Company had a net loss and their inclusion would have been antidilutive.

Note C. Related Party

Blue Cross & Blue Shield United of Wisconsin's ("BCBSUW") Board of Directors announced in June of 1999 its intention to convert BCBSUW from a service insurance corporation to a stockholder owned corporation. BCBSUW owns approximately 46% of the outstanding common stock of the Company. On March 28, 2000 the Wisconsin Commissioner of Insurance approved this conversion.

Note D. Comprehensive Income (Loss)

A reconciliation from net loss reported in the Consolidated Statements of Operations to comprehensive loss is stated below:


                                          Three months ended               Nine months ended
                                             September 30,                    September 30,
                                          2000           1999              2000         1999
                                         -------       -------            -------      --------
                                                             (IN THOUSANDS)


 Net loss per Consolidated
      Statements of Operations          $(3,525)      $(4,713)           $(7,299)     $(10,026)
 Unrealized gains (losses) on
      investments, Net of taxes             819        (2,323)               925        (4,080)
                                        -------       -------            -------      --------

 Comprehensive loss                     $(2,706)      $(7,036)           $(6,374)     $(14,106)
                                        =======       =======            =======      ========


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

Financial data by segment is as follows:



                                              Three months ended        Nine months ended
                                                 September 30,            September 30,
                                                2000      1999          2000        1999
                                              --------- ---------- -- ---------- -----------
                                                             (IN THOUSANDS)

 Health services revenue:
   HMO products                               $152,458   $137,721      $464,381    $412,636
   Specialty managed care products and
    services                                    48,342     38,694       138,913     113,334
   Other operations                             (5,008)    (4,196)      (15,413)    (12,286)
                                              --------- ---------- -- ---------- -----------
       Total consolidated                     $195,792   $172,219      $587,881    $513,684
                                              ========= ========== == ========== ===========



                                              Three months ended        Nine months ended
                                                 September 30,            September 30,
                                                2000      1999          2000        1999
                                              --------- ---------- -- ---------- -----------
                                                             (IN THOUSANDS)


 Investment results:
   HMO products                                  $ 638      $ 669        $2,293      $4,129
   Specialty managed care products and
    services                                     1,164      2,302         3,555       5,288
   Other operations                                (14)        51           119          92
                                              --------- ---------- -- ---------- -----------
       Total consolidated                       $1,788     $3,022        $5,967      $9,509
                                              ========= ========== == ========== ===========

 Pre-tax loss:
   HMO products                                $(7,302)   $(7,895)     $(15,165)   $(16,614)
   Specialty managed care products and
    services                                     3,743      2,450         8,872       7,637
   Other operations                             (3,238)    (2,567)       (6,584)     (8,358)
                                              --------- ---------- -- ---------- -----------
       Total consolidated                      $(6,797)   $(8,012)     $(12,877)   $(17,335)
                                              ========= ========== == ========== ===========


                                                                  September 30   December 31
                                                                       2000          1999
                                                                 ------------- -------------
                                                                       (IN THOUSANDS)
 Total assets:
     HMO products                                                    $137,217      $115,448
     Specialty managed care products and services                     193,917       168,993
     Other operations                                                  (4,329)       11,138
                                                                 ------------- -------------
         Total consolidated                                          $326,805      $295,579
                                                                 ============= =============

                                              Three months ended        Nine months ended
                                                 September 30,            September 30,
                                                2000      1999          2000        1999
                                              --------- ----------    ---------- -----------
                                                             (IN THOUSANDS)
     Health services revenue from
      transactions with other operating segments:
     HMO products                                  $ 355      $ 483        $1,104     $ 1,471
     Specialty  managed  care  products  and
      services                                     4,653      3,713        14,309      10,815


Note F. Contingencies

Unity Health Plans Insurance Corporation ("Unity") is in the process of negotiating a final settlement on its five-year joint venture agreement that ended December 31, 1999. The agreements were re-negotiated in 1999 for an additional five-year period commencing January 1, 2000. The term of the previous five-year agreement expired on December 31, 1999. In the opinion of management, adequate provision has been made for losses which may result from this negotiation and, accordingly, the outcome of these negotiations is not expected to have a material adverse effect on the consolidated financial statements.

Note G. New Business

Effective November 1, 2000, the Company completed its negotiations leading to the takeover of insurance operations of Family Health Plan Cooperative, Inc. ("FHP"), a health maintenance organization in Milwaukee, Wisconsin. In conjunction with this transaction, the Company will receive certain assets and assume certain liabilities, which are subject to final determination based on liquidation proceedings for FHP. As a result of the FHP transaction, the Company expects to maintain approximately 40,000 additional members at premium rates that have been increased from those previously offered by FHP to produce targeted profitability.

Note H. Reclassifications

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

RESULTS OF OPERATIONS

TOTAL REVENUES

     Despite exiting substantially all of the Company's Medicaid HMO business effective April 1, 2000, total revenues for the three months ended September 30, 2000 increased 12.8% to $197.6 million, compared to $175.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, total revenues increased 13.5% to $593.8 million, compared to $523.2 million for the nine months ended September 30, 1999. These increases were due to significant rate increases and additional membership on commercial HMO business, along with a significant increase in the volume of workers' compensation business written due to market opportunities as a result of rating downgrades of competitors.

     HEALTH SERVICES REVENUES - Even with the reduction in Medicaid members, HMO health services revenues for the three months ended September 30, 2000 increased 10.7% to $152.5 million, compared to $137.7 million for the three months ended September 30, 1999. The increase is primarily due to an increase in average HMO premium revenue per member. Average insured HMO medical premium per member for the three months ended September 30, 2000 increased 14.9% from the same period in 1999. The average number of insured HMO medical members for the three months ended September 30, 2000 decreased 3.7% to 285,708 from 296,798 for the three months ended September 30, 1999. The decrease in the average number of insured HMO medical members is primarily due to exiting the Medicaid business. HMO health services revenues for the nine months ended September 30, 2000 increased 12.6% to $464.4 million from $412.6 million for the nine months ended September 30, 1999. Average insured HMO medical premium per member for the nine months ended September 30, 2000 increased 11.4% from the same period in 1999. The average number of insured HMO medical members for the nine months ended September 30, 2000 increased 1.0% to 299,947, compared to 297,095 for the nine months ended September 30, 1999.

     Health services revenues for specialty managed care products and services for the three months ended September 30, 2000 increased 24.8% to $48.3 million, compared to $38.7 million for the three months ended September 30, 1999. Health services revenue for specialty managed care products and services for the nine months ended September 30, 2000 increased 22.6% to $138.9 million, compared to $113.3 million for the nine months ended September 30, 1999. This was the result of increases in covered lives for managed behavioral health services and workers' compensation products and premium rates on insurance products, a decrease in the percentage of workers' compensation business ceded and a significant increase in the volume of workers' compensation business written. In the second quarter of 2000, the Company expanded its specialty service business through the acquisition of Seltzer/Delman, Inc. ("Seltzer"), a workers' compensation case management company, resulting in an increase in health services revenues of $0.4 million for the nine months ended September 30, 2000. Also in 2000, under a "quota share" arrangement, the amount of business ceded to the workers' compensation reinsurer was reduced from 30% to 20%, representing an increase of $2.4 million for the nine months ended September 30, 2000. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. The Company's quota share reinsurance treaties allocate the total amount of business subject to the treaties between the Company and the respective parties to the treaties.


NET INVESTMENT RESULTS -- Investment results include investment income and realized gains and losses on investments. Investment results for the three months ended September 30, 2000 decreased 40.0% to $1.8 million, compared to $3.0 million for the three months ended September 30, 1999. Average annual investment yields, excluding net realized gains, were 5.9% for the three months ended September 30, 2000, compared to 6.2% for the three months ended September 30, 1999. Investment results for the nine months ended September 30, 2000 decreased 36.8% to $6.0 million, compared to $9.5 million for the nine months ended September 30, 1999. The decrease in investment income during the third quarter of 2000 was the result of lower invested asset balances. The reduction in investments resulted from liquidating a portion of the bond portfolio to generate cash to fund ongoing operations.

     Average invested assets for the three months ended September 30, 2000 decreased 4.4% to $143.4 million, compared to $150.0 million for the three months ended September 30, 1999. Average invested assets for the nine months ended September 30, 2000 decreased 15.1% to $142.6 million, compared to $167.9 million for the nine months ended September 30, 1999. Changes in the levels of average invested assets relate to ongoing operations, including the timing and level of claim payments.

     Investment gains and losses are realized when investments are liquidated to fund operations and in the normal investment process in response to market opportunities. Realized losses for the three months ended September 30, 2000 were $0.3 million, compared to realized gains of $0.8 million for the three months ended September 30, 1999. Realized losses for the nine months ended September 30, 2000 were $0.6 million, compared to realized gains of $2.5 million for the nine months ended September 30, 1999.

EXPENSE RATIOS

     LOSS RATIO -- The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on an aggregate basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 92.2% for the three months ended September 30, 2000, compared to 91.7% for the three months ended September 30, 1999. The increase in the consolidated loss ratio for the quarter is attributable to higher health care cost trends. The consolidated loss ratio was 91.1% for the nine months ended September 30, 2000, compared to 91.2% for the nine months ended September 30, 1999. The consolidated loss ratio is influenced by the component loss ratios for each of the Company's primary product lines, as discussed below.

     The medical loss ratio for HMO products for the three months ended September 30, 2000 was 95.8%, compared to 96.1% for the three months ended September 30, 1999. This improvement is primarily due to premium rate increases on group renewals and exiting the Medicaid business. The medical loss ratio for HMO products for the nine months ended September 30, 2000 was 94.2%, compared to 94.8% for the nine months ended September 30, 1999. In general, the medical loss ratio in any quarter will be impacted by the development of prior period reserves which are re-evaluated each quarter.

     The loss ratio for the risk products within specialty managed care products and services for the three months ended September 30, 2000 was 75.8%, compared to 73.9% for the three months ended September 30, 1999. The loss ratio for the risk products within specialty managed care products and services for the nine months ended September 30, 2000 was 76.6%, compared to 75.2% for the nine months ended September 30, 1999. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business. Therefore, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratios in 2000 are attributable to increased reported life claims, higher-than-anticipated short-term disability claims, along with additional case reserves on the long-term disability line of business.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE RATIO -- The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments. The SGA expense ratio for HMO products for the three months ended September 30, 2000 was 9.3%, compared to 10.5% for the three months ended September 30, 1999. The SGA expense ratio for HMO products for the nine months ended September

30, 2000 was 9.5%, compared to 10.4% for the nine months ended September 30, 1999. This improvement was due to an increase in membership and premium rates over the prior year in combination with reduced costs. Also, in 1999, additional costs were incurred to reduce claim backlog and process claims adjustments, which were attributed to the system conversion as part of an implementation of a Year 2000 readiness program.

     The SGA expense ratio related to the risk products within specialty managed care products and services for the three months ended September 30, 2000 was 23.0%, compared to 25.0% for the three months ended September 30, 1999. The SGA expense ratio related to the risk products within specialty managed care products and services for the nine months ended September 30, 2000 was 23.6%, compared to 25.1% for the nine months ended September 30, 1999. In 1999, the Company incurred costs attributable to the implementation of its Year 2000 readiness program.

     The operating expense ratio related to the service products within specialty managed care products and services for the three months ended September 30, 2000 was 85.5%, compared to 100.1% for the three months ended September 30, 1999. The operating expense ratio related to the service products within specialty managed care products and services for the nine months ended September 30, 2000 was 86.8%, compared to 92.8% for the nine months ended September 30, 1999. The improvement in the operating expense ratio during 2000 is due primarily to growth in the electronic claims clearing and software business.

     In addition, the Company recorded charges of approximately $2.8 million for various transactions and reorganization costs during 1999. These charges consisted primarily of expenses associated with the proposed debt-for-equity swap transaction with Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") (which was discontinued by BCBSUW in favor of market purchases), an unfavorable appellate court judgement in a dissenter's lawsuit relating to the 1994 acquisition of Unity, costs associated with the start-up of a new Compcare processing office and the combination of various specialty managed care service businesses into a single operating unit.

OTHER EXPENSES

     Profit (loss) sharing on joint ventures for the three months ended September 30, 2000 was $0.2 million, compared to $(0.5) million for the three months ended September 30, 1999. Profit (loss) sharing on joint ventures for the nine months ended September 30, 2000 was $0.4 million, compared to $(0.8) million for the nine months ended September 30, 1999. The change in profit
(loss) sharing in both periods in 2000 resulted from a final settlement relative to Valley's prior joint venture agreement. The Company is a party to certain provider arrangements in conjunction with Unity and Valley, which include profit-sharing payments to certain providers. The Unity and Valley provider agreements were renegotiated at the end of 1999 and the profit-sharing provisions for Unity were eliminated beginning in 2000, except for certain limited profit-sharing provisions with a provider. In October 1999, the Company formed a joint venture with Health Care Service Corporation, a mutual legal reserve company doing business as Blue Cross Blue Shield of Illinois ("HCSC"). The Company shares equally in all profits and losses on this newly-formed joint venture, United Heartland of Illinois, Inc., which provides workers' compensation administration services. As of September 30, 2000, the worker's compensation joint venture completed its first year of operations.

     Amortization of goodwill and other intangibles for the three months ended September 30, 2000 was $0.3 million, compared to $0.2 million for the three months ended September 30, 1999. Amortization of goodwill and other intangibles for the nine months ended September 30, 2000 was $0.7 million, compared to $0.6 million for the nine months ended September 30, 1999. This increase is due to goodwill arising from the acquisition of Seltzer in the second quarter of 2000.

     Included in other operations is interest expense of $1.8 million and $4.9 million for the three and nine months ended September 30, 2000, respectively. This compares to interest expense of $1.4 million and $3.8 million for the three and nine months ended September 30, 1999, respectively. Interest expense related to the $70.0 million debt (which matures on April 30, 2001) was $1.4 million and $4.1 million for the three and nine months ended September 30, 2000, respectively. This compares to interest expense of $1.2 million and $3.5 million for the three and nine months ended September 30, 1999, respectively. The remainder of the interest expense relates to the Company's participation in a bank line-of-credit with BCBSUW. The increase in interest expense is primarily due to the increase in the variable interest rate on the debt to BCBSUW.

NET LOSS FROM OPERATIONS

     Consolidated net loss from operations for the three months ended September 30, 2000 improved by $1.2 million to $3.5 million from $4.7 million for the three months ended September 30, 1999. Consolidated net loss from operations for the nine months ended September 30, 2000 improved by $2.7 million to $7.3 million from $10.0 million for the nine months ended September 30, 1999.

     The Company's effective benefit tax rate was 47.9% for the three months ended September 30, 2000, compared to 41.2% for the three months ended September 30, 1999. The increase in the effective tax rate for the third quarter 2000 is primarily due to a tax benefit of $0.5 million recorded at the Company's life subsidiary for the small life insurance company deduction and prior period tax refunds. The Company's effective tax rate was 43.2% for the nine months ended September 30, 2000, compared to 42.2% for the nine months ended September 30, 1999. This rate fluctuates based upon the relative profitability of the Company's two reportable business segments and the differing effective tax rates for each subsidiary within those reportable segments. The effective tax rates by subsidiary range from 32% to 43%.

SUMMARY OF OPERATING RESULTS AND STATISTICS

      Operating results and statistics for the two primary product groups are presented below for the periods indicated.

                                                                September 30,
                                                             2000        1999
                                                          -----------------------


Members at end of period:

HMO MEMBERS BY BUSINESS UNIT:
   Compcare                                                  167,512    175,755
   Valley                                                     36,049     41,978
   Unity                                                      87,192     86,749
                                                          -----------------------
        Total HMO members                                    290,753    304,482
                                                          =======================

HMO MEMBERS BY PRODUCT TYPE:
   Commercial                                                195,553    182,738
   Point-of-Service                                           84,598     75,312
   Medicaid                                                    4,144     39,903
                                                         -----------------------
            Total insured members                            284,295    297,953
        Self-insured members                                   6,458      6,529
                                                          -----------------------
            Total HMO members                                290,753    304,482
                                                          =======================

                                                                September 30,
                                                             2000        1999
                                                          ----------------------

Members at end of period:


SPECIALTY MANAGED CARE PRODUCTS AND SERVICES:
   UWG Life/AD&D                                             159,007    166,275
   Dental - HMO                                              179,741    175,900
   Behavioral Health & Medical Management                  1,103,966    971,535
   Workers' Compensation                                      76,858     53,677
   Disability and other                                      128,791    134,028
                                                          -----------------------
        Total Specialty managed care
          products and services
          members                                           1,648,363  1,501,415
                                                          =======================


                                                                     Three months         Nine months ended
                                                                  ended September 30,       September 30,
                                                                   2000      1999         2000      1999
                                                                  -------- ---------    --------- ---------


Health services revenues (as a percentage of the total):
       HMO products                                                77.9%     80.0%        79.0%     80.3%
       Specialty managed care products and services
            Service Products                                        7.5       7.4          7.1       7.8
            Risk Products                                          17.2      15.0         16.5      14.3
       Intercompany eliminations                                   (2.6)     (2.4)        (2.6)     (2.4)
                                                                -------- ---------    --------- ---------
                   Total                                          100.0%    100.0%       100.0%    100.0%
                                                                ======== =========    ========= =========

Operating statistics:
      HMO products:
          Medical loss ratio (1)                                   95.8%     96.1%        94.2%     94.8%
           Selling, general, & administrative
               expense ratio (2)                                    9.3      10.5          9.5      10.4
                                                              -------- ---------    --------- ---------
           Combined loss and expense ratio                        105.1%    106.6%       103.7%    105.2%
                                                               ======== =========    ========= =========

      Specialty managed care products and services:
           Service products:
              Operating expense ratio                             85.5%    100.1%        86.8%     92.8%
           Risk products:
              Loss ratio (1)                                      75.8%     73.9%         76.6%     75.2%

              Selling, general, & administrative
                   expense ratio (2)                               23.0      25.0         23.6      25.1
                                                               -------- ---------    --------- ---------
              Combined risk loss and expense ratio                 98.8%     98.9%       100.2%    100.3%
                                                               ======== =========    ========= =========

Consolidated:
      Loss ratio (1)                                              92.2%     91.7%       91.1%      91.2%
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

     The Company's cash flow continues to improve over the previous year. For the nine months ended September 30, 2000, net cash provided by operating activities was $4.5 million, compared to net cash used in operating activities of $43.1 million for the nine months ended September 30, 1999. This improvement was due to a significant increase in the volume of business written as a result of an improved market and increases in medical and other benefits payable resulting from fewer capitated provider arrangements and the associated funding requirements in relation to the comparable prior period. Due to periodic short-term cash flow needs of certain subsidiaries, the Company made borrowings under its bank line-of-credit ranging up to $24.6 million during the first nine months of 2000, compared to $14.8 million during the first nine months of 1999. The outstanding balance on the line-of-credit at September 30, 2000 was $20.8 million, compared to $11.6 million at December 31, 1999.

     The Company's investment portfolio consists primarily of investment grade bonds and U.S. Government securities, and has a limited exposure to equity securities. At September 30, 2000, $100.5 million, or 80.3%, of the Company's total investment portfolio was invested in bonds, compared to $105.0 million, or 80.9%, at December 31, 1999. The bond portfolio had an average quality rating by Moody's Investor Service of Aa3 at September 30, 2000 and December 31, 1999. The majority of the bond portfolio was classified as available-for-sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $2.5 million at September 30, 2000 and was less than amortized cost by $5.0 million at December 31, 1999. As of September 30, 2000, the Company had no investments in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives (except for principal only strips of U.S. Government securities).

     From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. In accordance with requirements of the National Association of Insurance Commissioners ("NAIC") and the state of Wisconsin, insurance subsidiaries are required to maintain certain levels of capital and surplus. In Wisconsin, where a large percentage of the Company's premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. During 2000, the Company contributed capital to Compcare to bring Compcare's statutory capital and surplus above required levels.

     In addition to internally generated funds and periodic borrowings on its bank line-of-credit, the Company believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

FORWARD LOOKING STATEMENTS

        This report contains certain forward-looking statements with respect to the financial condition, results of operation and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward looking statements. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words 'anticipates,' 'believes,' 'estimates,' 'expects,' 'intends,' 'plans' and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, rising health care costs, economic and business conditions and competition in the managed care industry, development of claims reserves, developments in health care reform and other regulatory issues.

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

          The Company uses a sensitivity model to assess the inherent rate risk of its fixed income investments. The model includes all fixed income securities held and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. Since last reported as of June 30, 2000, no significant changes have occurred in the determination of the reduction in the fair value of the Company's modeled financial assets as a result of a hypothetical instantaneous 100 basis point increase in market interest rates.

PART II.  OTHER INFORMATION

                         UNITED WISCONSIN SERVICES, INC.



ITEM 1.    LEGAL PROCEEDINGS

             Following the merger in 1994 between the Company and HMO-Wisconsin, Inc. ("HMOW"), certain minority shareholders of HMOW filed a demand for payment under the dissenter's rights statute. The Company brought a special proceeding in Sauk County Circuit Court to determine the fair value of the shares. The court accepted HMOW's valuation and further applied a minority discount to the amount allocable to the dissenting shareholders. A dissenting shareholder filed an appeal, HMO-W INCORPORATED V. SSM HEALTH CARE SYSTEM AND NEILLSVILLE CLINIC, S.C., No. 98-2834, in the Wisconsin Court of Appeals, District IV. On June 17, 1999, the Court of Appeals upheld the trial court's determination of fair value, but reversed the application of the minority discount. The Company believed the application of a minority discount was appropriate, and filed a petition for review of the Appellate Court's decision with the Wisconsin Supreme Court on July 16, 1999. The dissenter also filed a cross petition on the underlying valuation question. On June 7, 2000, the Wisconsin Supreme Court affirmed the Court of Appeals in all respects; the trial court's valuation (i.e. HMOW's valuation) of the shares stands, but no minority discount is applicable. As a result, the Company will pay the dissenter an amount equal to the value of the minority discount plus interest (approximately $830,000). The Company has recorded a liability for this amount.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

                  None

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   11/13/00
                                          UNITED WISCONSIN SERVICES,INC.





                                             /s/ GAIL L. HANSON
                                  ---------------------------------------------
                                               Gail L. Hanson
                                    Vice President and Chief Financial Officer
                                        (Principal Financial Officer
                                          Chief Accounting Officer)