Form 10-K405
period 2000-12-31
UNITED WISCONSIN SERVICES INC
filed 2001-02-22
CIK 1062780

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 1-14177

UNITED WISCONSIN SERVICES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin (State of incorporation)	39-1931212 (IRS Employer Identification No.)
401 West Michigan Street Milwaukee, Wisconsin (Address of principal executive offices)	53203-2896 (Zip Code)

Registrant's telephone number, including area code: (414) 226-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of January 31, 2001, there were issued and outstanding 17,048,908 shares of Common Stock. The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $49,134,619 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of United Wisconsin Services, Inc. Proxy Statement dated on or about
April 25, 2001 (Part III)

UNITED WISCONSIN SERVICES, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2000

PART I

ITEM 1: Business

General

    United Wisconsin Services, Inc. ("UWS") is a Wisconsin corporation organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of UWS' predecessor, American Medical Security Group, Inc. ("AMSG", formerly United Wisconsin Services, Inc.). In May of 1998, the predecessor corporation contributed the managed care companies and specialty business to a new corporation (later named United Wisconsin Services, Inc.) and spun off that corporation to AMSG's shareholders.

    UWS' principal executive offices are located at 401 West Michigan Street, Milwaukee, Wisconsin 53203 and its telephone number at that address is (414) 226-6900. As used herein, the term "UWS" includes United Wisconsin Services, Inc. and its subsidiaries.

    UWS is a leading provider of managed health care services and employee benefit products sold primarily in Wisconsin, but also serving markets in 49 other states and the District of Columbia. The products and services offered by UWS comprise a broad range of group medical and related benefit products, which provide employers with cost effective solutions to their employee benefits needs. Managed health care services are delivered through health maintenance organization ("HMO") and point-of-service ("POS") products, as well as other related products that encourage or require the use of contracting providers. HMO and POS products help control health care costs by various means, including utilization controls such as pre-admission approval for hospital inpatient services, pre-authorization of outpatient surgical procedures, and capitated or discounted fee arrangements. UWS also offers various specialty products and services including prepaid dental care, life, disability and other products, managed care workers' compensation, cost containment, health care electronic data interchange, pharmaceutical management, managed care consulting and receivables management.

    Compcare Health Services Insurance Corporation ("Compcare"), a wholly owned subsidiary of UWS, was organized in 1971 and operates primarily in southeastern Wisconsin. Compcare is Wisconsin's oldest and second largest HMO in terms of enrollment and premium revenues. Valley Health Plan, Inc. ("Valley"), an HMO in Northwestern Wisconsin, was acquired by UWS in 1992. Its major provider is Midelfort Clinic Ltd., Mayo Health Systems ("Midelfort"). Unity Health Plans Insurance Corporation ("Unity"), an HMO serving southwestern and central Wisconsin, was formed by the combination of HMO of Wisconsin Insurance Corporation ("HMOW") and the business of U-Care HMO, Inc. ("U-Care"). HMOW and U-Care were purchased by UWS effective October 1, 1994. Community Physicians' Network, Inc. ("CPN") and the University of Wisconsin-Madison Medical Foundation constitute the provider networks for Unity.

    UWS' HMO products are sold primarily by a salaried sales force to employers and other groups. Specialty products and services are sold through a variety of distribution channels to employer groups and providers in Wisconsin and throughout the United States.

    Blue Cross Blue Shield United of Wisconsin ("BCBSUW") owns approximately 46.6% of the outstanding common stock of UWS and is UWS' largest shareholder.

UWS' Strategy

    UWS believes current market conditions in health care favor companies that provide quality health care products and services, while ensuring meaningful cost containment for the buyer. UWS also believes there are significant niches offering opportunities for companies that are responsive to consumer demand for affordable health care. UWS is a managed care leader in Wisconsin due to the quality and extent of its provider network, the number of members, the breadth of its managed care product offerings and the pricing of those products. UWS also believes there are opportunities to develop or enhance specialty managed care products and services which will leverage UWS' expertise in the health care market. To take advantage of market opportunities, UWS has developed the following business strategy:

  •
  Emphasize Cost-Effective Access to Quality Health Care Options.  UWS believes that rising health care costs continue to cause buyers to seek cost-effective quality health care options for employees. UWS plans to focus on this demand through its HMO and specialty managed care products by offering a full range of products coupled with state-of-the-art managed care techniques and competitive administrative costs. UWS markets, in selected Wisconsin counties, its "United 24" product, which combines health, disability and workers' compensation coverage into a single lower premium product.
  •
  Pursue Acquisitions and Develop Strategic Alliances.  UWS intends to continue to pursue strategic acquisitions and alliances, including agreements with providers that it believes will complement or enhance its existing products and/or markets. Since 1996, UWS has expanded its HMO operations through two new start-up HMO's in the northern half of Wisconsin in partnership arrangements with two major providers. In 1999, UWS acquired three specialty businesses—Allegro, Ltd., HCX and Comprehensive Collection Services, Inc. In 2000, UWS expanded its workers' compensation case management business through the acquisition of Seltzer/Delman, Inc.

    Effective November 1, 2000, UWS completed its negotiations leading to the takeover of the insurance operations of Family Health Plan Cooperative, Inc., an HMO in Milwaukee, Wisconsin. Further, UWS believes that additional strategic alliances will enable UWS to provide additional products and services in its existing markets.

  •
  Expand Geographically.  UWS intends to continue to expand its activities outside of its traditional areas of operation, both inside and outside of Wisconsin. Compcare has continued to increase its market share in southeastern Wisconsin by expanding its provider networks in counties surrounding Milwaukee. UWS continues to expand its life and disability products through a brokerage sales effort in the upper Midwest. The workers' compensation product is being actively marketed in Iowa and Illinois, and UWS seeks additional opportunities to expand the workers' compensation business through acquisitions or strategic joint ventures. In 1999, UWS formed a joint venture with Health Care Service Corporation, a Mutual Legal Reserve Company, doing business as Blue Cross Blue Shield of Illinois ("HCSC"), to manage and sell workers' compensation business. In addition, UWS may acquire other managed care companies or related lines of business in order to enter new markets both inside and outside of Wisconsin.
  •
  Leverage the Blue® Brand.   Effective in August of 1999, UWS began utilizing the Blue Cross® and Blue Shield® trademarks for its Compcare and Blue products. Branding at Compcare has afforded UWS marketing opportunities that were not available to an unbranded product. UWS' relationship with BCBSUW has provided the individual specialty businesses the ability to expand their markets for specialty products and services to other Blue Cross and Blue Shield plans nationwide. UWS currently has business contracts with other Blue Cross and Blue Shield plans, including Empire Blue Cross & Blue Shield, Blue Cross & Blue Shield of Arizona, Inc. and Blue Cross & Blue Shield of Kansas City.
  •
  Combination with BCBSUW.  On December 21, 2000, UWS entered into an exchange agreement with BCBSUW under which:
  1.
  BCBSUW will be converted from a non-stock service insurance corporation to a stock insurance corporation, and all of the issued and outstanding shares of capital stock of BCBSUW will be issued to Wisconsin BC Holdings LLC, a Wisconsin Limited Liability company wholly owned by Wisconsin United for Health Foundation, Inc.;
  2.
  BC Holdings will exchange all of the issued and outstanding shares of capital stock of BCBSUW for 31,313,390 shares of newly issued, no par value, common stock of UWS and $500,000 in cash;
  3.
  BCBSUW will become a wholly owned subsidiary of UWS;

    4.
    BCBWUW Holdings will be dissolved and the 31,313,390 shares of UWS common stock will be distributed to the Foundation;
    5.
    UWS' Articles of Incorporation and Bylaws will be amended and restated to reflect changes necessary to effectuate the combination, including a change in the composition of the board of directors after the combination is completed; and
    6.
    UWS will change its name to "Cobalt Corporation" and begin trading under the ticker symbol "CBZ" on the New York Stock Exchange.

        If the combination is approved, the Foundation will own approximately 77.5% of the issued and outstanding shares of Cobalt entitled to vote. The board of directors of UWS has called a special meeting of shareholders on February 23, 2001 to approve the exchange agreement. If shareholder approval is obtained, UWS expects to complete the combination in March of 2001.

    In addition to the strategic initiatives outlined above, during 2000, UWS created a comprehensive set of e-commerce services. This gives UWS a competitive market advantage in leveraging the Blue Cross® brand and enables individuals and small group employers to use the Internet for real-time price quotes, plan comparisons and online enrollment. This effort is expected to enhance marketing efforts and reduce administrative expenses in the future.

    Also, effective June 1, 2000, UWS expanded on an existing clinical services contract with WellPoint Pharmacy Management to include pharmacy claims processing services. As of December 31, 2000 this contract covered approximately 226,000 lives.

    On April 1, 2000, UWS terminated its unprofitable contract with the State of Wisconsin for Compcare HMO's participation in the state's Medicaid program, including the BadgerCare segment. Unity's and Valley's participation in the program was also significantly reduced.

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

    Valley offers the following plans: (i) the Group Plan, a comprehensive HMO plan; (ii) the Partner Plan, a traditional HMO plan which incorporates co-payments; (iii) POS products, which combine a traditional HMO plan and an out-of-network benefit with deductible and coinsurance; (iv) a Medicare Supplement product, which is designed to cover all or part of health care costs incurred and the government program's allowed payments; (v) a small group product, combining managed care with deductibles and co-payments; (vi) an HMO Medicaid plan, which is a comprehensive HMO plan for Medicaid recipients; and (vii) BadgerCare, which is a comprehensive HMO for uninsured families on Medicaid with income below specified federal poverty levels.

    Unity markets comprehensive managed care products to employer groups and individuals in 28 counties in south central and southwestern Wisconsin. Unity's product offerings include HMO, POS, and third party administrator ("TPA") services. The HMO product includes a variety of benefit coverage options with multiple co-pay and deductible options tailored to meet customer needs. Coverage primarily requires the use of providers within the network. The POS product offers flexible insurance options with three levels of benefit coverage available. Options to access health care services can vary from HMO to traditional indemnity coverage. TPA services sold under the brand name TPA Plus offer employers self-funded benefit plan administration. In addition to traditional administrative services, options are available to select network and medical management services, which lower costs through the use of participating providers.

    The POS plans provide significant incentives for members to utilize the plans' managed care benefits and provide reduced benefits and increased deductibles and co-payments when providers outside of the POS network render services. In order to receive the higher level of benefits available within the network, a member must follow referral and prior authorization requirements by receiving care from a primary care physician within the network or be referred to a specialist by the primary care physician. These incentives lower the overall premium for the group, even though the POS premiums tend to be slightly higher than comparable traditional HMO products. POS plans provide a greater level of health care cost control than a traditional indemnity plan. POS plans are sold generally as a complete replacement for an employer's HMO and indemnity offerings.

  Marketing and Customers

    Marketing HMO products generally is a two-step process. Presentations are made first to employers. Once selected by an employer, UWS then directly solicits members from the employee base. During periodic "open enrollments," when employees are permitted to change health care programs, UWS uses advertising and work site presentations to attract new members. Virtually all of the HMO employer group contracts are renewable annually.

    Significant factors in HMO selection by employers and employees include the composition of provider networks, quality of services, price, choice and scope of benefits, and market presence. To the extent permitted by the Office of the Commissioner of Insurance ("OCI") and the federal government, UWS can offer an employer a wide spectrum of benefit options, including federally qualified and non-federally qualified products. To address rising health care costs, some employers now consider a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include HMO and POS plans, may either be self-funded or provided by third parties.

    As of December 31, 2000, HMO insured membership consisted of the following (in numbers of individuals):

	Commercial
	HMO	POS	Medicaid	Total
Compcare	170,232	56,003	—	226,235
Valley	25,385	9,133	857	35,375
Unity	57,210	19,385	3,374	79,969

	252,827	84,521	4,231	341,579

    Trends in membership over the last several years have shown that there is strong growth in UWS' commercial products. The reduction in the number of Medicaid members during 2000 is a result of UWS terminating Compcare's participation in Wisconsin's Medicaid program, including the BadgerCare segment. Unity and Valley's participation in the program was also significantly reduced.

    Compcare's operations in the six counties included in the southeastern Wisconsin region comprise approximately 85% of its total membership. The remainder of Compcare's membership is spread throughout Wisconsin. Valley operates in a 15 county area in western Wisconsin, and Unity operates in a 28 county area in southwestern and south central Wisconsin. In addition, UWS has two strategic partnerships to offer HMO products in northern Wisconsin. Compcare Northwest is a partnership with the Duluth Clinic to bring managed care operations to the under-served rural market. Northwoods Health Plans, LLC is a joint venture formed with Howard Young Health Care, Inc., a leading provider of health care services in north central Wisconsin. UWS believes that expansion efforts will contribute to increased enrollment by attracting new employer groups and by increasing penetration with existing employer groups.

    The following table identifies the top ten group contracts with the highest HMO earned premium for the twelve months ended December 31, 2000:

Percentage of Earned Premiums
State of Wisconsin	16.1%
Federal Employee Health Benefits Program	4.7
Medicaid	3.5
Milwaukee County	3.4
Milwaukee Public Schools	2.8
Briggs & Stratton Corporation	2.3
CSM Alliance	2.0
Construction Worker Health Fund	1.8
Catholic Archdiocese	1.7
Milwaukee County Transit System	1.5

Subtotal	39.8
Other employer groups (3,813 in number)	60.2

100.0%

    The HMOs have significant enrollment among federal, state and municipal government employees, as well as employees represented by collective bargaining units. UWS believes that health care will continue to be an important negotiating issue with organized labor groups and that the reputation of UWS' HMOs will be advantageous to its future marketing efforts. For additional information regarding on UWS' HMO products, see Management's Discussion and Analysis and Note 12, "Segment Reporting", on page 24 and 57, respectively of this annual report on Form 10-K.

    Pursuant to a service agreement, UWS utilizes BCBSUW's salaried sales force that as of December 31, 2000, consisted of 23 account executives, one agency manager, six agency consultants, two sales directors, one Internet sales manager and two Internet sales representatives to market HMO products. UWS directly employs a sales staff of six account executives, one sales director, one agency manager and one agency consultant who market products for Unity as well as BCBSUW.

  Providers

    Compcare, Valley and Unity contract with physicians and hospitals to provide medical services to their members. Compcare has an extensive provider network in southeastern Wisconsin, which included 5,596 physicians as of December 31, 2000. Compcare is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee for the provision of health care services to its members. This network is augmented by individual physicians, hospitals and independent physician associations ("IPAs") affiliated with Milwaukee's largest hospitals. Providers outside of Milwaukee consist of multi-specialty clinics and hospitals. Ancillary services are provided under capitated arrangements through sub-networks including chiropractic, mental health, oral surgery, home care, durable medical equipment and vision. Compcare's contracts with providers generally renew annually. Compcare considers its relationships with its provider networks to be good and has been able to renew its provider contracts on acceptable terms.

    Approximately 59.3% of Valley's medical and other benefits are provided under an arrangement with Midelfort and its affiliate, Luther Hospital, which UWS believes are the leading medical services providers in Eau Claire, Wisconsin. Arrangements with three smaller area clinics and five other hospitals provide a majority of the other medical and other benefits for Valley. As of December 31, 2000, Valley's provider network consisted of 371 physicians. Approximately 84.2% of Valley's physician services are provided under the Midelfort arrangement. The relationship with Midelfort is generated by the Valley provider arrangement, which extends through December 31, 2002. Valley's contracts with its other providers renew annually. UWS considers its relationships with Midelfort and its other providers for Valley to be good and has been able to renew provider contracts on acceptable terms.

    Unity contracts with CPN, an IPA, and University Health Care, Inc. ("UHC"). UHC is a non-profit-tax-exempt corporation that contracts on behalf of the University of Wisconsin Hospital and Clinics, the University of Wisconsin Medical Foundation and the University of Wisconsin School of Medicine. CPN and UHC provide the majority of physician services for Unity's membership throughout its 28 county service area. CPN and UHC collectively contract with approximately 742 primary care providers and 2,366 specialists and ancillary health care providers. In addition, Unity contracts directly with approximately 38 acute care and specialty care hospitals.

    Compcare, Valley and Unity manage the cost of health care provided to members through the method of payment and risk-sharing programs with physician groups and hospitals and through their respective utilization management programs. The method of payment consists of a combination of capitation, fee schedules and discounted fee-for-service arrangements. Capitation allows the payment of a fixed amount per member per month to providers, regardless of the level of services provided, which stabilizes medical and dental costs. For the twelve months ended December 31, 2000, approximately 22.8%, 23.2% and 42.2% of Compcare's, Valley's and Unity's medical benefits, respectively, were provided under capitated arrangements.

    For certain medical providers, compensation for services is calculated on a discounted fee-for-service basis. Under this arrangement, UWS will reimburse physician groups for services rendered based upon negotiated fee schedules or usual and customary charges less an agreed-upon discount. Hospitals may be reimbursed at a set per diem rate for each inpatient day, on a flat rate per procedure basis, or on a discounted charge basis. In fee-for-service arrangements, risks associated with utilization are retained by Compcare and Valley. However, such arrangements provide Compcare and Valley with greater pricing flexibility and opportunities to benefit by the application of underwriting on a group-specific or individual basis. Furthermore, fee schedule-based compensation allows Compcare and Valley to better target improvement in loss ratios through product development and benefit modification. Such changes are more difficult in a capitated system since capitation levels must be renegotiated before any effective changes can be made to benefits or products.

  Operations of Provider Arrangements

    Valley has a provider arrangement with Midelfort. The current term of the provider arrangement is through December 31, 2002, with options for additional renewal terms of one year each. During the initial five-year term and the subsequent three-year term of the provider arrangement, after-tax profits were shared equally with Midelfort.

    The second amended and restated joint venture effective as of January 1, 2000 changed the profit sharing between UWS and Midelfort. Under the new provider agreement, Midelfort shares in 50% of the net profits (losses) relating to the HMO and POS products. Net profit/loss of HMO products are calculated over the life of the term and POS products are separately calculated on an annual basis. Midelfort's profit (loss) sharing on the POS product is capped at $0.1 million for 2000 increasing to $0.2 million for 2002. Profit sharing with Midelfort for the twelve months ended December 31, 2000 equaled $0.3 million.

    Midelfort has an option to repurchase all the capital stock of Valley on December 31, 2002 for Valley's net equity plus $400,000. If Midelfort exercises its repurchase option, UWS would have no ongoing interest in Valley.

    Prior to January 1, 2000, Unity had provider agreements with Community Health Systems, LLC ("CHS") and UHC that provided for profit-sharing. These agreements were renegotiated in 1999 with an effective date of January 1, 2000. Under the original agreements, 50% of the pre-tax profits were shared, with CHS receiving 30% and UHC receiving 20%. The combined profit-sharing earned by CHS and UHC equaled $6.5 million for the five years ended December 31, 1999. CHS and UHC have options to repurchase the businesses originally sold to UWS. Under the renegotiated agreements, the repurchase options can be exercised on November 1, 2004.

    Under the renegotiated agreements, which are effective on January 1, 2000, profit-sharing payments were eliminated with the exception of payments due to UHC for the years 2001 through 2004. During each of these years, UHC is eligible to receive a portion of the pre-tax income as an annual performance bonus, however the payments for the four-year period are limited to $650,000. The renegotiated agreements are in effect for five years beginning January 1, 2000 and automatically renew for an additional five years unless either CHS or UHC exercises its purchase option or there is a termination of the agreement for cause.

    CHS and UHC have options to repurchase the business originally sold to UWS including the increased membership relative to their respective provider networks on December 31, 2004. CHS has the option to repurchase its proportionate share of Unity for the current net worth of the business being repurchased. UHC has the option to purchase its share of Unity for $500,000 plus the proportionate share of the net worth of Unity attributable to the UHC business less any unpaid amount of the maximum performance bonus ($650,000). Exercise of the repurchase option ends the agreement with respect to that party. If both repurchase options are exercised UWS would have no ongoing interest in Unity.

  Cost Containment

    The majority of medical management and cost containment services for Compcare are provided by UWS' wholly-owned subsidiary, Innovative Resource Group, Inc. ("IRG"). Cost containment for Valley and Unity is coordinated by medical directors in conjunction with the medical staffs of their providers.

  Management Information Services

    Each of UWS' HMOs utilizes information systems developed and/or customized specifically to meet the needs of the HMO. The information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions as well as provider capitation and claims administration, provider management, quality management and utilization review.

    UWS continually evaluates, upgrades and enhances the information systems that support its operations. Certain information system functions utilized by Compcare and Valley are outsourced to third parties.

  Specialty Managed Care Products and Services

    In the last few years, UWS has focused on growing the specialty products and services it offers. Such products and services include prepaid dental care, life, disability and other products, managed care workers' compensation, consulting and cost containment, health care electronic data interchange, pharmaceutical management, managed care consulting, receivables management and other medical benefits. Such specialty products are sold through a variety of methods, including brokers, agents and an in-house sales force. For additional information on UWS' specialty managed care products, see Management's Discussion and Analysis and Note 12, "Segment Reporting," on page 24 and 57, respectively of this annual report on Form 10-K.

  Dental HMO

    In 1997, a separate corporate entity, Heartland Dental Plan, Inc. ("Heartland Dental"), was established to manage UWS' dental HMO operations (formerly known as Dentacare). Prepaid dental services were provided to 191,645 members as of December 31, 2000, which makes Heartland Dental the largest dental HMO in Wisconsin. Premium revenues attributable to Heartland Dental were $32.5 million for the twelve months ended December 31, 2000.

    Heartland Dental contracts with group dental practices on a capitated basis throughout Wisconsin and northern Illinois. Members receive services through their selected dental center. In addition, Heartland Dental offers POS and out-of-area products. The Heartland Dental provider network had 257 dental providers as of December 31, 2000. Heartland Dental competes with other regional and national managed care dental plans, indemnity dental insurance, self funded dental plans and direct reimbursement dental programs.

    Heartland Dental offers products with varying benefit options, most of which cover all preventive and diagnostic services. Other services are offered at various levels of coverage. All products cover pre-existing conditions and the full range of dental services, including orthodontics.

  Life, Disability and Other

    UWS offers group term life and accidental death and dismemberment ("AD&D") coverages as well as dependent life and accelerated death benefits. Short and long-term disability products have been designed to provide income replacement for an employee who becomes disabled through a non-work related situation. UWS' Rapid Pay plan is a unique short-term disability product by which claimants receive benefits on a timely basis with minimal up-front paperwork. As of December 31, 2000, UWS had a total of 275,186 life and disability certificates. Insured premium revenue related to life and disability products was $55.8 million for the twelve months ended December 31, 2000. Certain life and disability products are underwritten by United Wisconsin Life Insurance Company ("UWLIC"), a wholly owned subsidiary of AMSG, and ceded to United Heartland Life Insurance Company ("UHLIC"), a wholly-owned subsidiary of UWS which is licensed in nine states and has applications pending in two additional states. UWLIC is licensed to do business in 39 states and the District of Columbia. United Wisconsin Insurance Company ("UWIC"), a wholly owned subsidiary of UWS which sells disability products, is licensed in 35 states and the District of Columbia. UWS competes with national providers of group life and disability coverage.

    An insurance company's rating is an important factor in establishing its competitive position. In 1999, UWIC, UWLIC and UHLIC were assigned ratings of "A-" (Excellent) by A.M. Best Company, Inc. ("A.M. Best"). The "A-" rating is the fourth highest rating given to insurance companies.

  Managed Care Workers' Compensation

    Through United Heartland, Inc. ("United Heartland"), a wholly owned subsidiary of UWS, UWS applies managed care techniques to the workers' compensation market in Wisconsin. The workers' compensation coverage sold through United Heartland is underwritten by UWIC in those states where UWIC is licensed to provide such coverage. Health services revenue attributable to United Heartland approximated $21.9 million for the twelve months ended December 31, 2000. During 2000, UWS retained 80% of the workers' compensation risk and ceded the other 20% to a reinsurer. The workers' compensation market, both nationally and in Wisconsin, is extremely competitive. Competition has primarily come from the large, national multi-line property and casualty insurance companies.

    UWS believes the key elements to success in the workers' compensation insurance business are service to employers and control of workers' compensation costs through comprehensive loss control and claims management procedures. As part of its underwriting process, United Heartland performs a loss control review of each prospective insured prior to making a commitment to provide coverage. It also examines the employer's commitment to developing or improving light duty/return to work programs, safety awareness programs, supervisor training in accident investigation and enforcement of safety in the workplace. United Heartland also reviews the financial resources of the employers to verify an ability to follow through on any commitments made that may require a capital expenditure.

    United Heartland utilizes medical management resources to assist in the adjustment of its claims, which include: (i) access to BCBSUW's usual and customary charges database; (ii) the PPO network established by UWS for United Heartland clients; and (iii) access to the hospital bill audit and medical staff of UWS as needed in claims handling. UWS believes this managed care capability, combined with a commitment to communicating with employers, employees and medical providers, assists United Heartland in monitoring the major cost factors of workers' compensation claims. Cost savings have been demonstrated as evidenced by the fact that United Heartland's customers have experienced an average claim cost that was 40% lower than the industry average in Wisconsin.

    In 1999, United Heartland formed a joint venture with HCSC to manage and sell workers' compensation business through a new managing general agency, United Heartland Illinois. All new workers' compensation business sold under the joint venture and that renewed from HCSC's prior workers' compensation insurance company, Third Coast Insurance Company, is being insured by UWIC. During 2000, UWS retained 40% of the workers' compensation risk associated with the Illinois block of business and ceded the other 60% to reinsurers. Profits and losses incurred by the United Heartland Illinois joint venture are being shared with HCSC. For the twelve months ended December 31, 2000, UWIC recorded earned premiums from the joint venture of $2.4 million. Sales in the second half of 2000 have increased significantly as the workers' compensation market has tightened and several competing carriers had their A.M. Best ratings downgraded. The joint venture will capitalize on United Heartland's expertise in applying managed care techniques to workers' compensation business.

  Cost Containment Services

    Through Meridian Resource Corporation ("Meridian"), UWS specializes in providing cost containment services to insurance companies, third party administrators, HMO's, employers, providers, government agencies, coalitions and other organizations to assist them in reducing their expenses and provide more cost effective health care delivery. Cost containment services include hospital bill audit, claim repricing, DRG validation, claims audit subrogation recovery, collection and fraud investigation and recovery services. UWS competes against other stand-alone companies that provide similar cost reduction strategies and other large insurance companies that provide these services. Revenues from managed care cost containment services totaled $9.0 million for the twelve months ended December 31, 2000.

  Health Care Electronic Date Interchange ("EDI") Services

    United Wisconsin Proservices, Inc. ("Proservices") provides software and claim submission services and has created the largest provider/insurer network for such services in Wisconsin, extending to over 200 hospitals and clinics in Wisconsin and over 200 home health agencies nationwide. Proservices electronically transmits more than eight million medical claims and other health care transactions annually for such clients as Medicare, Medicaid, private insurers, third party administrators and re-pricers. Proservices competes with other hospital software vendors and national suppliers of electronic claims processing. Revenue from EDI services totaled $4.4 million for the twelve months ended December 31, 2000.

  Pharmacy Management Services

    Pharmacy management services promote appropriate and cost-effective pharmaceutical utilization through formulary development, pharmacy network management, pharmacy and therapeutic committees, and concurrent and retrospective drug review. Central to the program is pharmacy benefit management. The pharmacy services division within IRG manages the pharmacy benefits for Compcare and BCBSUW, which approximates 500,000 members.

  Managed Care Consulting

    IRG provides clients with a broad array of coordinated care management services. The primary products include medical utilization management and large case management, disease management, employee assistance programs, behavioral health management, integrated behavioral health and employee assistance programs, behavioral health networks and claims administration, disability and workers' compensation case management, prenatal education programs, pharmacy management services and drug rebate programs, and health care consulting and data analysis. IRG's customers include self-funded employer groups, insurance companies, reinsurance companies, third party administrators and governmental agencies. In June of 2000, IRG expanded its workers' compensation case management business through the acquisition of Seltzer/Delman, Inc. Revenues from behavioral health and managed care consulting services totaled $44.1 million for the twelve months ended December 31, 2000.

    The aggregation of these entities has enabled UWS to consolidate operating facilities, merge management information system resources and improve profitability.

  Receivables Management

    Comprehensive Receivables Group, Inc. ("CRG"), formerly known as Ladd Enterprises, Inc., is a health care receivables management firm based in Michigan serving health care providers in the Midwest and Southeast and insurance providers on a national level. CRG provides collections and receivables management services to hospitals and other commercial clients. Receivables management services provided within the health care industry represents 97% of CRG's total revenues of $5.4 million for the twelve months ended December 31, 2000.

  Competition

    The managed care industry is highly competitive. During the past few years, the managed care industry in Wisconsin and the upper Midwest has experienced consolidation. UWS believes the principal competitive features affecting its ability to retain and increase its managed care membership include the price of benefit plans offered, the composition of provider networks, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. Although UWS is a leading provider of managed care services in Wisconsin, UWS may experience increased competition in the future. Humana, Inc. and UnitedHealth Group are among UWS' national competitors. The Unity HMO competes with Dean Health Plan, Inc. in the Madison area and surrounding counties. Many of UWS' competitors are larger, have considerably greater financial resources and distribution capabilities and offer more diversified types of insurance coverage than UWS.

  Reinsurance

    UWS manages its risks through the use of reinsurance. UWS maintains in force both "quota share" and "excess of loss" reinsurance treaties. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. UWS' quota share reinsurance treaties allocate the total amount of business subject to the treaties between UWS and the respective parties to the treaties. Through quota share reinsurance, UHLIC assumes 100% of certain life coverages underwritten by UWLIC. In addition, UWIC cedes to BCBSUW 100% of certain medical coverages. Approximately 20% of UWS' Wisconsin and Iowa workers' compensation business and 60% of UWS' Illinois workers' compensation business during 2000 was ceded to non-affiliated reinsurers. Excess of loss reinsurance is used to limit the amount of loss retained by UWS on individual claims or a series of claims. Excess of loss reinsurance is utilized by UWS' HMOs to limit their exposure to inpatient hospital claims or, in the case of Compcare, to organ transplants. UWS limits its retention per claim to $75,000 on its life and disability business. For workers' compensation claims, UWS retains the first $250,000 of a loss, which it shares with its quota share reinsurer, and cedes losses above $250,000 on an individual excess of loss basis to third-party reinsurers. Except for affiliates of UWS, all reinsurers with which UWS contracts are rated "A-" (Excellent) or better by A.M. Best.

  Service Agreements

    UWS and several of its subsidiaries purchase services from, or provide services to, BCBSUW pursuant to written agreements (the "Service Agreements"). Services covered by these agreements include marketing, information systems, legal, investment, actuarial, accounting, underwriting and other administrative and management services. Fees under the Service Agreements are calculated on a cost basis. Costs directly attributable to a particular company are paid by such company. Costs that are not specific to any particular company are allocated based on utilization and allocation methods outlined in the Service Agreements. If the recipient can obtain any of the services under more favorable terms by performing the services itself or by procuring them from a third party, it is not obligated to renew the Service Agreement for those services if the provider is unwilling to substantially match such terms. The Service Agreements automatically renew annually unless otherwise terminated. In addition, the Office of the Commissioner of Insurance ("OCI") reviews the Service Agreements to ensure that the agreements are reasonable and fair to the interests of the insurance companies that are parties to the agreements. For the twelve months ended December 31, 2000, UWS paid approximately $11.6 million for such services, and received approximately $12.1 million from BCBSUW for the provision of such services.

  Investments

    UWS attempts to minimize its business risk through conservative investment policies. Investment guidelines set quality, concentration and return parameters. UWS' investment guidelines permit investments in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and commercial paper, and other assets including corporate debt securities, municipal securities, asset-backed securities, mortgage-backed securities, Yankee securities, equity securities and mutual funds. The minimum average rating of the fixed income portfolio must be "A" or better, based on ratings of Standard & Poor's Corporation or another nationally recognized securities rating organization. UWS invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity. UWS' portfolio contains no investments in mortgage loans or non-publicly traded securities, except for investments in affiliates. At December 31, 2000, $32.4 million of UWS' investment portfolio was invested in investment-grade mortgage-backed securities.

    With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers. Such investment responsibilities, however, must be carried out within the investment parameters established by UWS, which may be amended from time to time.

    Securities which may be sold prior to maturity to support UWS' investment strategies, such as in response to changes in interest rates, the yield curve concentration or sector concentration, are classified as available-for-sale and are stated at fair value with unrealized gains and losses reported as a component of shareholders' equity. Securities for which UWS has both the positive intent and ability to hold to maturity are recorded at amortized cost. Bonds that are held to meet deposit requirements of the various states are classified as held-to-maturity.

    The table below reflects investment results for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Average invested assets(1)	$145,449	$161,872	$185,249
Net investment income(2)	9,276	9,413	10,293
Average yield	6.39%	5.82%	5.56%
Net realized gains (losses)	(925)	2,145	9,123
Net unrealized gains (losses) on stocks and bonds	(506)	(4,982)	1,895

(1)
Average of aggregate investment amounts at the beginning and end of each month.

(2)
Amounts are calculated net of investment expenses, but exclude other interest income and expense.

Regulation

  General

    Government regulation of employee benefit plans, including health care coverage, health plans and UWS' specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. UWS believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations. To maintain such compliance, it may be necessary for UWS or a subsidiary to make changes from time to time in its services, products, structure or operations. Additional government regulation or future interpretation of existing regulations could increase the cost of UWS' compliance or otherwise affect UWS' operations, products, profitability or business prospects.

    Federal legislation has significantly expanded regulation of group health plans and health care coverage. The laws place restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status and prohibit cancellation of coverage due to claims experience or health status. Federal regulations also prohibit insurance companies from declining coverage to small employers. Additional federal laws, which took effect in 1998, include prohibitions against separate, lower dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization. UWS does not anticipate that these laws will affect its comparable profitability or business prospects because all insurance companies across the country are subject to the same requirements.

    Furthermore, many requirements of the federal legislation are similar to small group reforms that have been in place for many years. UWS will be able to utilize and expand upon the cost control measures initiated as a result of small group legislative reform.

    Increasingly, states are considering various health care reform measures which, if passed, may limit the ability of UWS and its health plans to control which providers are part of their networks and hinder their ability to manage utilization and cost effectively. "Patient Protection" laws, which became effective in Wisconsin in late 1998, established a prudent layperson standard for coverage of emergency room care and provided extended access to providers who are no longer part of the plan's network. A number of other states are considering similar legislation. While this could affect UWS' operations in those states, comparable profitability and business prospects should not be impacted because competing insurance companies would be subject to the same legislation.

  HIPAA

    The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contained provisions requiring mandatory standardization of certain communications between health plans, electronic clearinghouses and providers who submit certain health information electronically. HIPAA requires health plans to use specific data content standards, mandates the use of specific identifiers (e.g., national provider identifiers and national employer identifiers) and requires specific privacy and security procedures. Final regulations pertaining to data content standards were published on August 17, 2000 and compliance is mandated by October of 2002. Although the new regulations will have a significant impact on UWS, the impact will be no greater, and in some instances less, than the impact the regulations will have on other insurance companies across the country. Final regulations on the privacy and security of health information have been released and were published on December 28, 2000. Health plans have two years to comply with these new regulations.

  HMOs

    Wisconsin and the other states in which UWS offers HMO products have enacted statutes regulating the activities of those health plans. Most states require periodic financial reports from HMOs licensed to operate in their states and impose minimum capital or reserve requirements. In addition, certain of UWS' subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial resources are maintained or to act as a fund for insolvencies of other HMOs in the state.

    As a federally qualified HMO, Compcare must file periodic reports with, and is subject to periodic review by, the Office of Prepaid Health Care at the Health Care Financing Administration.

    UWS' HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Medicaid has in force and/or has proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals, which may affect UWS' operations.

    Several of UWS' health plans have contracts with the Federal Employees Health Benefit Plan ("FEHBP"). These contracts are subject to extensive regulation, including complex rules relating to the premiums charged. FEHBP has the authority to retroactively audit the rates charged and may seek premium refunds and other sanctions against health plans participating in the program. UWS' health plans, which have contracted with FEHBP, are subject to such audits and may be requested to make such refunds.

  Insurance Regulation

    UWS' insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies relating to the licensing of insurance companies; the amount of capital which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. UWS' insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are examined periodically by the insurance departments of the jurisdiction in which they are licensed to do business.

    The National Association of Insurance Commissioners ("NAIC") adopted the Risk-Based Capital ("RBC") for Life and/or Health Insurers Model Act ("RBC Model Act"), effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. The RBC Model Act formula is used by the states to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The NAIC adopted similar RBC requirements for property and casualty insurance companies effective December 31, 1994, and for health organizations, including HMOs, effective December 31, 1998. UWS intends to make capital contributions on an ongoing basis or take other steps necessary to satisfy all promulgated capital and surplus requirements.

    Under Wisconsin law, insurance companies must provide the OCI with advance notice of any dividend that is more than 15% larger than any dividend for the corresponding period of the previous year. In addition, the OCI may disapprove any "extraordinary" dividend, defined as any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31; (ii) with respect to a life insurer, net income less realized gains for the calendar year preceding the date of the dividend; or (iii) with respect to a non-life insurer, the greater of (A)(ii) above or (B) the aggregate net income less realized gains for the three calendar years preceding the date of the dividend less distributions made within the first two of those three years.

    Based upon the financial results of UWS' combined insurance subsidiaries for the year ended December 31, 2000, there are no dividend payments available from insurance subsidiaries for 2001 to UWS without regulatory approval.

  Insurance Holding Company Regulations

    UWS is a holding company that conducts all of its business through combined entities and is subject to insurance holding company laws and regulations. Under Wisconsin law, acquisition of control of UWS, and thereby indirect control of its insurance subsidiaries, requires the prior approval of the OCI. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of the corporation and its subsidiaries unless the OCI, upon application, determines otherwise.

    Each of UWS' combined insurance entities is subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with that state's department of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

  Utilization Review Regulations

    A number of states have enacted laws and/or adopted regulations governing the provision of utilization review activities. Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel. Some of these laws and regulations may affect certain operations of UWS' business units. A few jurisdictions have enacted laws which hold managed care organizations liable for damages resulting from wrongful denial of care or payment for care. UWS provides utilization review services through IRG in at least one state that has passed such legislation. The liability law encompasses entities that do not provide insurance coverage, but merely provide utilization review services. IRG has developed risk management procedures and believes that it will be able to minimize potential liability for coverage decisions.

  ERISA

    The provision of goods and services to or through certain types of employee health benefit plans is subject to ERISA. ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the federal courts and the United States Department of Labor. ERISA places certain controls on how UWS' business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is charged with the enforcement of ERISA and has promulgated new regulations which will expand the claim review process. Given that the current state insurance law governing health insurers contains stringent claim appeal process requirements, UWS does not anticipate that the rules will significantly impact UWS' operations. There have been continued legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase UWS' liability exposure under state law-based suits relating to employee health benefits offered by UWS' health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

Employees

    As of December 31, 2000, UWS employed 1,410 full-time and 93 part-time employees, of whom 235 were managerial and supervisory personnel. In addition, UWS leases the services of 71 people who manage and operate one of its subsidiaries. UWS considers its relations with its employees to be good.

Trademarks

    Compcare® is a federally registered service mark of UWS. UWS has filed for and maintains various other service marks and trade names at the federal level and in Wisconsin. Although UWS considers its registered service marks, trademarks and trade names important in the operation of its business, the business of UWS is not dependent on any individual service mark, trademark or trade name. Compcare uses the Blue Cross® and Blue Shield® trademarks in its business, pursuant to a license agreement with the Association as a controlled affiliate of BCBSUW. Termination of this license may have a material adverse effect on Compcare.

ITEM 2.  Properties

    UWS occupies common facilities with BCBSUW and is charged a proportionate share of the cost of such facilities under the Service Agreements. UWS' corporate headquarters are located in Milwaukee, Wisconsin in a 235,000 square foot building leased by BCBSUW. UWS also occupies 45,000 square feet of leased office space located in New Berlin, Wisconsin, approximately 12,000 square feet located in Platteville, Wisconsin, and 32,000 combined square feet at two locations in Waukesha, Wisconsin. In addition, UWS' business is sold and serviced in five other Wisconsin regional offices leased by BCBSUW. Unity owns a 40,000 square foot facility in Sauk City, Wisconsin. IRG and CRG both lease facilities including 9,900 square feet in Pewaukee, Wisconsin and 12,500 combined square feet at three locations in Michigan, respectively.

    In addition, in conjunction with UWS' acquisition of the insurance operations of Family Health Plan Cooperative, Inc. in November 2000, UWS assumed a 10-year lease for a 60,000 square-foot facility in Brookfield, Wisconsin. UWS intends to sub-lease the Brookfield facility.

ITEM 3.  Legal Proceedings

    UWS is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. Although the results of litigation proceedings cannot be predicted with certainty, UWS believes that the ultimate resolution of all current proceedings will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4a: Executive Officers of the Registrant

    The name, age, title and business backgrounds of each of the executive officers are set forth below. Certain individuals named below previously were officers of AMSG and various of its subsidiaries prior to the spin-off, and had resigned from all positions held at AMSG or its remaining subsidiaries as of the effective date of the spin-off distribution. Certain individuals with comparable positions as listed below were elected to serve the new company, UWS, commensurate with the spin-off. For purposes of this section, the term "UWS" refers to both UWS and AMSG prior to the spin-off. The business address of each of the executive officers is 401 West Michigan Street, Milwaukee, Wisconsin 53203.

    As of December 31, 2000, the executive officers of UWS are as follows:

Name	Age	Title
Thomas R. Hefty	53	Chairman of the Board, President, Chief Executive Officer
Stephen E. Bablitch	46	Vice President, General Counsel and Secretary
Michael E. Bernstein	40	Senior Vice President
Frank M. Cino	43	Vice President and Controller
Gail L. Hanson	45	Vice President, Treasurer and Chief Financial Officer
James E. Hartert	46	Vice President; and President of IRG
Catherine S. Harvey	38	Senior Vice President
Terrance L. Knecht	52	Vice President and Chief Information Officer
Thomas E. Liechty	49	Vice President; and President of UWIC and UHLIC
Emil E. Pfenninger	49	Vice President; and President of United Heartland
Penny J. Siewert	43	Vice President of Regional Services
Mary I. Traver	50	Vice President; and President of Compcare

    Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among any of the directors and/or executive officers of UWS.

    Thomas R. Hefty is the Chairman of the Board, President and Chief Executive Officer of UWS. Mr. Hefty was elected President of UWS in 1986 and Chairman of the Board and Chief Executive Officer of UWS in 1991. Since 1987, he has served in various capacities with UWS' subsidiaries. Mr. Hefty has been Chairman of the Board and a director of BCBSUW since 1988, having joined BCBSUW in 1982 and later serving as President. From 1979 to 1982, Mr. Hefty was Deputy Insurance Commissioner for the Office of the Commissioner of Insurance for the State if Wisconsin.

    Stephen E. Bablitch is Vice President, General Counsel and Secretary of UWS. Mr. Bablitch joined UWS in 1996 as General Counsel, Vice President and Secretary. He has served in various capacities with UWS' subsidiaries since 1996. Mr. Bablitch has been Senior Vice President of BCBSUW since December of 2000. He has also been General Counsel and Secretary of BCBSUW since 1996. Mr. Bablitch has been Vice President of BCBSUW since 1996. Prior to joining UWS and BCBSUW, Mr. Bablitch was an attorney with Dewitt, Ross and Stevens, Madison, Wisconsin from 1991 to 1996.

    Michael E. Bernstein is Senior Vice President of UWS. Mr. Bernstein was elected a Senior Vice President in February of 2000. He has served in various capacities with UWS' subsidiaries since 2000. Mr. Bernstein was elected Senior Vice President of BCBSUW in March of 2000. Prior to joining UWS and BCBSUW, Mr. Bernstein served as executive vice president for the University of Wisconsin Medical Foundation in Madison, Wisconsin from 1998 through 1999. From 1996 to 1998, Mr. Bernstein was senior vice president at University Health Care, Inc.

    Frank M. Cino is Vice President and Controller of UWS. Mr. Cino was elected a Vice President in December 1999. Mr. Cino was elected Vice President of BCBSUW in December of 1999. Prior to joining UWS and BCBSUW, Mr. Cino was employed with Ernst & Young, LLP, New York, New York in various positions from 1985 to 1999, most recently as senior manager in the health care industry services practice.

    Gail L. Hanson is Vice President, Treasurer and Chief Financial Officer of UWS. Ms. Hanson was named Chief Financial Officer of UWS effective August 2, 1999. Ms. Hanson has been Treasurer of UWS since 1987 and was elected a Vice President in 1996. She has served in various capacities with UWS' subsidiaries since 1984. Ms. Hanson has been Senior Vice President of BCBSUW since December of 2000; Chief Financial Officer since August of 1999 and Treasurer since 1987. Ms. Hanson was Vice President of BCBSUW since 1996 and had been Assistant Vice President since 1987, having joined BCBSUW in 1984 as the Controller of UWIC.

    James E. Hartert, M.D. is Vice President of UWS. Dr. Hartert was elected a Vice President in May 1999. He was elected President of IRG in July of 1999. He has also served in various capacities with UWS' subsidiaries since 1996. Dr. Hartert was elected Vice President of BCBSUW in March of 1999. Prior to joining UWS and BCBSUW, Dr. Hartert was employed by Humana Health Care Plans as Chief Medical Officer for the Kentucky market from 1994 to 1996.

    Catherine S. Harvey is Senior Vice President of UWS. Ms. Harvey was elected a Senior Vice President in February of 2000. Ms. Harvey was elected Senior Vice President of BCBSUW in March of 2000. She also has served in various capacities with UWS' subsidiaries since September of 2000. Prior to joining UWS and BCBSUW, Ms. Harvey was vice president of health services operations/delivery systems management at UnitedHealth Group in Minneapolis, Minnesota from 1997 to 1999. From 1995 to 1996, Ms. Harvey was employed with Towers Perrin Integrated Healthsystems Consulting in Minneapolis, Minnesota as a senior consultant.

    Terrence L. Knecht is Vice President and Chief Information Officer of the Company. Mr. Knecht was elected a Vice President in December of 2000. Mr. Knecht was also elected a Vice President of BCBSUW in December of 2000. Prior to joining UWS and BCBSUW, Mr. Knecht was the Chief Information Officer of BCE Emergis (formerly known as United Payors & United Providers) in Rockville, Maryland, from 1997 to 2000.

    Thomas E. Liechty is Vice President of UWS. Mr. Liechty was elected a Vice President in August of 1999. He was elected President of UWIC and UHLIC in July of 1999. Mr. Liechty was previously Regional Vice President for the Northeastern Region of BCBSUW from 1988 to 1999.

    Emil E. Pfenninger is Vice President of UWS. Mr. Pfenninger was elected a Vice President of UWS in 1995 and President of United Heartland in 1990. Prior to joining UWS, Mr. Pfenninger was an Underwriting Manager with CNA Insurance Companies from 1987 to 1990.

    Penny J. Siewert is Vice President of Regional Services of UWS. Ms. Siewert was elected Vice President of Regional Services of UWS in 1995. She has served in various capacities with some of UWS' subsidiaries since 1994. Ms. Siewert joined BCBSUW in 1977 and has served in various capacities. Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets for BCBSUW in 1992, Vice President of Regional Services for BCBSUW in 1995 and Senior Vice President for BCBSUW in March of 1999.

    Mary I. Traver is Vice President of UWS. Ms. Traver was elected Vice President of UWS in 1988. Ms. Traver was Vice President and General Counsel of UWS from 1988 to 1996 and Secretary from 1992 to 1996. She has served in various capacities with some of UWS' subsidiaries since 1987. Ms. Traver was General Counsel of BCBSUW from 1988 to 1996; Secretary of BCBSUW from 1992 to 1996; and a Vice President of BCBSUW since 1988. She was elected President of Compcare in February of 1999.

PART II

ITEM 5.  Market For Registrant's Common Equity.

    The UWS common stock is traded on the New York Stock Exchange under the symbol "UWZ." The following table sets forth the per share high and low sale prices for the UWS common stock as reported on the New York Stock Exchange for the periods indicated and the cash dividends paid per share for those periods.

	High	Low	Cash Dividends Paid
Year ended December 31, 2000:
First Quarter	$6.31	$3.94	—
Second Quarter	$5.81	$4.81	—
Third Quarter	$6.00	$4.63	—
Fourth Quarter	$5.25	$3.31	$0.05
	High	Low	Cash Dividends Paid
Year Ended December 31, 1999:
First Quarter	$9.06	$5.75	—
Second Quarter	$8.94	$5.63	—
Third Quarter	$9.38	$5.50	—
Fourth Quarter	$5.81	$4.00	$0.05

    An annual dividend of $0.05 per share was paid on December 27, 2000 to shareholders of record at the close of business on December 20, 2000.

    As of February 12, 2001, there were 230 shareholders of record of Common Stock. Based on information obtained from UWS' Transfer Agent and from participants in security position listings and otherwise, UWS has reason to believe there are more than 2,900 beneficial owners of shares of Common Stock.

ITEM 6.  Selected Consolidated Financial Data

    The following selected financial data are derived from the consolidated financial statements of UWS. The data should be read in conjunction with UWS' consolidated financial statements, the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Historical
	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands except per share data)
Statement of Income Data:
Revenues:
Health services revenue:
Premium	$760,624	$651,567	$608,917	$560,825	$493,092
Other	45,496	41,586	29,728	26,046	27,632
Investment results	8,254	11,371	19,029	22,340	19,236

Total revenues	814,374	704,524	657,674	609,211	539,960
Expenses:
Medical and other benefits	700,094	621,916	519,636	485,198	425,258
Selling, general and administrative	133,020	127,404	103,517	94,496	83,839
Profit (loss) sharing on provider arrangements	460	(4,096)	2,762	3,380	2,868
Interest	6,500	5,293	1,464	102	196
Amortization of goodwill	1,065	796	450	818	841

Total expenses	841,139	751,313	627,829	583,994	513,002
Net operating income (loss)	(26,765)	(46,789)	29,845	25,217	26,958
Equity in net loss of affiliate, net of tax	(312)	—	—	—	—

Pre-tax income (loss)	(27,077)	(46,789)	29,845	25,217	26,958
Income tax expense (benefit)	(10,649)	(17,785)	11,767	9,433	10,617

Net income (loss)	$(16,428)	$(29,004)	$18,078	$15,784	$16,341

Earnings (loss) per share:
Basic	$(0.97)	$(1.72)	N/A(1)	N/A(1)	N/A(1)
Diluted	$(0.97)	$(1.72)	N/A(1)	N/A(1)	N/A(1)
Weighted average shares outstanding:
Basic	16,941(2)	16,841(2)	N/A(1)	N/A(1)	N/A(1)
Diluted	16,941(2)	16,841(2)	N/A(1)	N/A(1)	N/A(1)
Balance Sheet Data:
Cash and investments	$177,276	$146,128	$192,558	$176,579	$182,431
Total assets	365,826	297,154	298,208	266,256	269,478
Note payable to affiliate	70,000	70,000	70,000	—	—
Total shareholders' equity	16,773	31,032	64,459	123,616	123,882
Operating Statistics:
Medical loss ratio(3)	92.0%	95.5%	85.3%	86.5%	86.2%
Selling, general and administrative expense ratio(4)	16.5%	18.4%	16.2%	16.1%	16.1%
Net income (loss) margin(5)	(2.0)%	(4.1)%	2.7%	2.6%	3.0%

(1)
Earnings per share data have been omitted since UWS was not an independent, publicly owned company with a capital structure of its own for the entire year. UWS became publicly owned on September 28, 1998.

(2)
Potentially dilutive securities are not included in the calculation of earnings per share because their inclusion would have an antidilutive effect.

(3)
Represents medical and other benefits as a percentage of premium revenue.

(4)
Represents selling, general and administrative expenses as a percentage of health services revenue.

(5)
Represents net income (loss) as a percentage of total revenues.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    UWS is a leading provider of managed health care services and employee benefit products. UWS' two primary product lines are: (i) HMO products sold primarily in Wisconsin, including Compcare, Valley, Unity and certain POS and other related products managed by Compcare, Valley and Unity; and (ii) specialty managed care products and services, including dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services, sold throughout the United States. Operating results and statistics for these product groups are presented below for the periods indicated.

Summary of Operating Results and Statistics

	At December 31,
	2000	1999	1998
Members at end of period:
HMO members by business unit:
Compcare	226,235	184,462	175,037
Valley	35,375	42,814	41,282
Unity	86,551	89,773	87,924

Total HMO products members	348,161	317,049	304,243

Specialty managed care products and services:
Life/AD&D	160,352	166,197	160,619
Dental HMO	191,645	176,732	169,709
Behavioral health	1,166,537	1,023,722	992,216
Disability and other	128,558	136,070	125,357

Total specialty managed care products and services members	1,647,092	1,502,721	1,447,901

Policies in force:
Workers' compensation	703	450	405

	Year Ended December 31,
	2000	1999	1998
Health services revenue (as a percentage of the total):
HMO products	79.4%	80.0%	81.2%
Specialty managed care products and services:
Service products	6.9	8.1	6.9
Risk products	16.2	14.3	14.7
Intercompany eliminations	(2.5)	(2.4)	(2.8)

Total	100.0%	100.0%	100.0%

Operating Statistics:
HMO products:
Medical loss ratio(1)	95.1%	99.8%	88.8%
Selling, general and administrative expense ratio(2)	9.6%	10.4%	9.6%
Specialty managed care products and services:
Service products:
Operating expense ratio(3)	88.8%	91.1%	90.9%
Risk products:
Loss ratio(1)	77.1%	75.2%	70.9%
Selling, general and administrative expense ratio(2)	23.3%	25.1%	24.8%
Consolidated:
Loss ratio(1)	92.0%	95.5%	85.3%

(1)
Medical and other benefits as a percentage of premium revenue.
(2)
Selling, general and administrative expenses as a percentage of premium revenue.
(3)
Operating expense as a percentage of other revenue.

    UWS' revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

Results of Operations

    All financial data in the Results of Operations section are gross numbers and, therefore, are not net of intercompany eliminations. For this reason, some of the financial data does not precisely match the selected consolidated financial data and audited financial statements.

2000 Compared with 1999 and 1999 Compared with 1998

Total Revenues

    Despite exiting substantially all of UWS' Medicaid HMO business effective April 1, 2000, total revenues in 2000 increased 15.6% to $814.4 million from $704.5 million in 1999. Total revenues in 1999 increased 7.1% from $657.6 million in 1998. These increases were due to significant rate increases and additional membership on commercial HMO business, a significant increase in the volume of workers' compensation business written, along with recent acquisitions of specialty business and the takeover of the insurance operations of Family Health Plan Cooperative, Inc. ("FHP") in November 2000.

    Health Services Revenues.  Despite the reduction in Medicaid members, HMO health services revenues in 2000 increased 15.4% to $640.3 million from $554.7 million in 1999. HMO health services revenues in 1999 increased 6.9% from $518.7 million in 1998. The increases are primarily due to an increase in average HMO premium revenue per member and increases in the average number of HMO medical members. Average insured HMO medical premium per member in 2000 increased 13.0% from 1999 and increased 4.5% in 1999 from 1998, as a result of premium increases. The average number of insured HMO medical members in 2000 increased 0.5% to 300,917 from 299,473 in 1999. In the fourth quarter of 2000, the Company expanded its HMO business through the takeover of the insurance operations of FHP, a health maintenance organization in Milwaukee, Wisconsin, which resulted in approximately 56,400 new members and $20.8 million in health services revenue. This increase is partially offset by the reduction of approximately 42,000 Medicaid members in the second quarter of 2000. The average number of insured HMO medical members in 1999 increased 2.4% from 292,588 in 1998.

    Health services revenue for specialty managed care products and services in 2000 increased 20.1% to $186.3 million from $155.1 million in 1999. This was the result of additional covered lives for managed behavioral health services, increases in premium rates on insurance products, a decrease in the percentage of workers' compensation business ceded and a significant increase in the volume of workers' compensation business written. In the second quarter of 2000, UWS expanded its specialty service business through the acquisition of Seltzer/Delman, Inc. ("Seltzer"), a workers' compensation case management company, resulting in an increase in health services revenues of $0.6 million in 2000. Also, under a "quota share" arrangement, the amount of business ceded to the workers' compensation reinsurer was reduced from 30% in 1999 to 20% in 2000, representing a revenue increase of $3.2 million in 2000. Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. UWS' quota share reinsurance treaties allocate the total amount of business subject to the treaties between UWS and the respective parties to the treaties.

    Health services revenue for specialty managed care products and services in 1999 increased 12.6% from $137.7 million in 1998. This was the result of increases in covered lives for managed behavioral health services and premium rates on insurance products, a decrease in the percentage of workers' compensation business ceded and additional revenue of $4.5 million from recent acquisitions. During the third quarter of 1999, UWS formed Innovative Resources Group, Inc. ("IRG"), which is comprised of three of UWS' recent acquisitions and two existing specialty managed care subsidiaries. IRG provides medical and behavioral health management services, case management, employee assistance programs, and workers' compensation case management and pharmacy management services. Health services revenues in 1998 included an increase of $8.4 million relative to life and disability products, an increase of $1.4 million in dental premiums and an increase in managed behavioral health and managed care consulting. The increases in life and disability premiums were driven by membership increases of 24.1% in 1998. In addition, acquisitions during 1998 provided $1.0 million of additional revenue.

    Net Investment Results.  Net investment results include investment income and realized gains and losses on investments. Net investment results in 2000 decreased 27.2% to $8.3 million from $11.4 million in 1999. Net investment results in 1999 decreased 40.0% from $19.0 million in 1998. Average annual investment yields, excluding net realized gains, were 6.4%, 5.8% and 5.6% for 2000, 1999 and 1998, respectively. The decrease in investment income in 2000 and 1999 was the result of lower invested asset balances. The reduction in investments resulted from UWS liquidating a portion of the bond portfolio (which were primarily in unrealized loss positions) to generate cash to fund ongoing operations.

    Average invested assets in 2000 decreased 11.3% to $145.4 million from $161.9 million in 1999. Average invested assets in 1999 decreased 12.6% from $185.2 million in 1998. The decrease in average invested assets during 2000 and 1999 is a result of cash requirements necessary to fund operating losses and increased cash payments relative to medical and other benefits payable. Changes in the levels of average invested assets relate to ongoing operations, including the timing and level of claim payments.

    Investment gains and losses are realized when investments are liquidated to fund operations and in the normal investment process in response to market opportunities. Net realized losses in 2000 were $0.9 million, compared to net realized gains of $2.1 million in 1999. Net realized gains in 1999 decreased from $9.1 million in 1998.

Expense Ratios

    Loss Ratio.  The consolidated loss ratio represents the ratio of medical and other benefits to premium revenue on an aggregate basis, and is therefore a blended ratio for medical, life, dental, disability and other product lines. The consolidated loss ratio was 92.0% in 2000 compared with 95.5% in 1999 and 85.3% in 1998. The 2000 consolidated loss ratio is influenced by the component loss ratios for each of UWS' primary product lines, as discussed below.

    The medical loss ratio for HMO products for 2000 was 95.1%, compared with 99.8% for 1999 and 88.8% for 1998. The improvement in 2000 is primarily attributable to $7.8 million in prior year favorable reserve development, premium rate increases on group renewals and exiting the Medicaid business. The increase in the 1999 medical loss ratio, compared to 1998, for HMO products is primarily attributable to $15.6 million in prior year adverse reserve development and a $0.9 million of premium deficiency reserve for anticipated future losses related to the Medicaid business. Although the claims inventory remained stable following UWS' conversion to a Year 2000 compliant computer system, actuarial data indicate an increase in the lag between the time some HMO services were provided and the date the claims for those services were submitted by providers for payment. The increase in claim reserves is intended to cover the higher level of outstanding claims. The lower loss ratio in 1998 is also attributable to higher premium rate increases and a favorable development in the reserves. In general, the medical loss ratio in any quarter will be impacted by the development of prior period reserves, which are evaluated each quarter.

    The loss ratio for the risk products within specialty managed care products and services in 2000 was 77.1%, compared with 75.2% in 1999 and 70.9% in 1998. The loss ratios principally relate to the life, disability, workers' compensation and dental product lines of business. These products represent relatively small blocks of business. Therefore, the loss ratio can exhibit significant volatility due to varying levels of claim frequency and severity. Generally, the anticipated aggregate loss ratio for specialty risk products should range between 70% and 75%. The higher loss ratios in 2000 are attributable to increased reported life claims and higher-than-anticipated short-term disability claims, along with additional case reserves on the long-term disability line of business. In 1998, United

Heartland, Inc.'s workers' compensation block of business achieved better-than-expected results, while the 1999 results represent an increased loss ratio that is more in line with industry and targeted results.

    Selling, General, and Administrative Expense Ratio.  The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments. The SGA expense ratio for HMO products in 2000 was 9.6%, compared with 10.4% in 1999 and 9.6% in 1998. The improvement in 2000 over 1999 was due to an increase in membership and premium rates in combination with reduced costs over the prior year, offset by $1.3 million in transition costs related to the takeover of the insurance operations of FHP. Costs in 1999 were higher than 1998 as a result of additional costs incurred to reduce Compcare's claim backlog and process claims adjustments, which were attributed to the system conversion as part of UWS' implementation of its Year 2000 readiness program, and due to increased customer service demands.

    The SGA expense ratio related to the risk products within specialty managed care products and services in 2000 was 23.3%, compared with 25.1% in 1999 and 24.8% in 1998. Costs in 1999 were higher than in 2000 and in 1998 due to UWS incurring costs attributable to the implementation of its Year 2000 readiness program.

    The operating expense ratio related to the service products within specialty managed care products and services in 2000 was 88.8%, compared with 91.1% in 1999 and 90.9% in 1998. The improvement in the operating expense ratio during 2000 is due primarily to growth in the collections business, electronic claims clearing and software business, and the streamlining of operating procedures. The deterioration in 1999 compared to 1998 is mainly attributable to an increase in the allowance for doubtful accounts.

    In 2000, UWS recorded $1.3 million in costs associated with the anticipated combination of UWS and BCBSUW. During 1999, UWS expensed approximately $2.8 million for reorganization costs consisting primarily of expenses associated with a proposed debt-for-equity swap transaction with BCBSUW (which was discontinued by BCBSUW in favor of market purchases), an unfavorable appellate court judgment in a dissenter's lawsuit relating to the 1994 acquisition of Unity, costs associated with the start-up of a new Compcare processing office and the combination of various specialty managed care service businesses into a single operating unit.

Other Expenses

    Profit (loss) sharing expenses on joint ventures in 2000 was $0.5 million, compared with $(4.1) million in 1999 and $2.8 million in 1998, net of intercompany eliminations. Included in this caption is expense related to the Unity and Valley provider arrangements and income from the workers' compensation agreements. Profit (loss) sharing expenses related to the Unity and Valley provider arrangements are calculated based on the profitability of the HMO, which amounted to $0.3 million, $(2.4) million and $3.2 million in 2000, 1999 and 1998, respectively. The change in profit (loss) sharing in 2000 resulted from a final settlement relative to Valley's prior joint venture agreement. UWS is a party to certain provider arrangements in conjunction with Unity and Valley, which include profit-sharing payments to certain providers and repurchase provisions. The Unity and Valley provider agreements were renegotiated at the end of 1999 and the profit-sharing provisions for Unity were eliminated beginning in 2000, except for certain limited profit-sharing provisions with a provider. In October 1999, UWS formed a joint venture with Health Care Service Corporation, a mutual legal reserve company doing business as Blue Cross Blue Shield of Illinois ("HCSC"). UWS shares equally in all profits and losses on this newly-formed joint venture, United Heartland of Illinois, Inc., which provides workers' compensation administration services.

    Amortization of goodwill in 2000 was $1.1 million, compared with $0.8 million in 1999 and $0.5 million in 1998. This increase is due to goodwill arising from recent acquisitions, including the acquisition of Seltzer in the second quarter of 2000 and the takeover of the insurance business of FHP in the fourth quarter of 2000.

    Included in other operations is interest expense of $6.5 million in 2000 compared with $5.3 million in 1999 and $1.5 million in 1998. On September 11, 1998, UWS assumed a $70.0 million debt owed to

BCBSUW with a maturity date of April 30, 2001. BCBSUW's board of directors has authorized the renegotiation of the note and the extension of the maturity date beyond December 31, 2001, pending approval of the OCI. Interest expense related to the $70.0 million debt to BCBSUW was $5.5 million, $4.8 million and $1.4 million in 2000, 1999 and 1998, respectively. Interest expense related to a bank line of credit was $1.0 million, $0.5 million and $0.1 million in 2000, 1999 and 1998, respectively. The increase in interest expense is primarily due to the increase in the variable interest rate on the debt to BCBSUW.

Net Income (Loss) from Operations

    Consolidated net income (loss) from operations in 2000 improved by $12.6 million to $(16.4) million from $(29.0) million in 1999. Consolidated net loss in 1999 decreased from income of $18.1 million in 1998. The reduced loss in 2000 demonstrates improvement in operating results over the prior year, which includes $7.8 million of prior year favorable reserve development. The improving operating trends are attributable to decreases in the medical loss and SGA ratios, partially offset by a reduction in investment income and transition costs related to the takeover of the insurance operations of FHP. The decrease in 1999 was impacted primarily by $15.6 million in prior year adverse reserve development and an increase of $12.6 million in the allowance for doubtful accounts largely resulting from the financial condition of CPN. In addition to these charges, 2000 included $1.3 million of costs associated with the combination of UWS and BCBSUW, and 1999 included $2.8 million of charges for various transactions and reorganization costs. The charges are included in other operations.

    UWS' effective tax rate was 39.7% in 2000, compared with 38.0% in 1999 and 39.4% in 1998. This rate fluctuates based upon the relative profitability of UWS' two reportable business segments and the differing effective tax rates for each subsidiary within those reportable segments. The effective tax rates by subsidiary generally range from 36% to 44%.

Liquidity and Capital Resources

    UWS' sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefits and operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. UWS' investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

    UWS' cash flow improved over the previous year. In 2000, net cash provided by operating activities was $29.1 million, compared with net cash used in operating activities of $45.2 million in 1999. This improvement was due to a significant increase in the volume of business written as a result of an improved market, increases in medical and other benefits payable resulting from fewer capitated provider arrangements, decreases in other receivables as a result of collecting on outstanding customer receivables and receiving federal tax refunds. Due to periodic short-term cash flow needs of certain subsidiaries, UWS made borrowings under its bank line of credit ranging up to $24.6 million during 2000, compared with $20.2 million during 1999. The amount drawn on the line of credit at December 31, 2000 was $13.5 million, compared to $11.6 million at December 31, 1999.

    As a Larger Controlled Affiliate Licensee of the Blue Cross Association (the "Association"), Compcare is required to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association.

    During 2000, the Association included Compcare in its Plan Performance Response Monitoring Process ("PPRMP") because Compcare's liquidity ratio was below a prescribed Association threshold. As of December 31, 2000, Compcare's liquidity ratio exceeded the minimum licensure level required by the Association by $6.2 million.

    UWS' investment portfolio consists primarily of investment grade bonds and U.S. Government securities, and has a limited exposure to equity securities. At December 31, 2000, $117.4 million, or 91.5%, of UWS' total investment portfolio was invested in bonds, compared with $119.5 million, or 88.6%, at December 31, 1999. The bond portfolio had an average quality rating by Moody's Investor

Service of "Aa3" at December 31, 2000 and December 31, 1999. The majority of the bond portfolio was classified as available-for-sale. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $0.5 million at December 31, 2000 and less than amortized cost by $5.0 million at December 31, 1999. Unrealized holding gains and losses on bonds classified as available-for-sale are included as a component of shareholders' equity, net of applicable deferred taxes. UWS has no investments in mortgage loans, non-publicly traded securities, real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities).

    From time to time, capital contributions are made to the subsidiaries to assist them in maintaining appropriate levels of capital and surplus for regulatory and rating purposes. In accordance with requirements of the NAIC and the State of Wisconsin, insurance subsidiaries are required to maintain certain levels of capital and surplus. In Wisconsin, where a large percentage of UWS' premium is written, these levels are based upon the amount and type of premiums written and are calculated separately for each subsidiary. During 2000, UWS contributed assets having an approximate net book value of $58.1 million to Compcare to bring Compcare's statutory capital and surplus to meet required levels.

    The amount of dividends that may be paid to UWS from insurance subsidiaries is limited by state regulation. In the past, the insurance subsidiaries have been allowed, with prior notification to the OCI, to pay dividends in excess of the ordinary dividend levels prescribed by regulation. Based upon the financial results of UWS' combined insurance subsidiaries for the year ended December 31, 2000, there are no dividend payments available from insurance subsidiaries for 2001 to UWS without regulatory approval.

    In addition to internally generated funds and periodic borrowings on its bank line of credit, UWS believes that additional financing to facilitate long-term growth could be obtained through equity offerings, debt offerings, financings from BCBSUW or bank borrowings, as market conditions may permit or dictate.

    UWS is a party to certain provider arrangements in conjunction with Unity and Valley, wholly owned HMO subsidiaries included in UWS' consolidated financial statements, which include profit-sharing payments to certain providers and repurchase provisions.

    Under the terms of the Valley purchase and sale agreement, as amended, the seller retained an option to repurchase all of the capital stock of Valley as of December 31, 2002, at a price equal to Valley's net assets plus $0.4 million.

    Pursuant to the terms of the Unity purchase agreements, as amended, the sellers retained options to repurchase the net assets of the acquired companies as of December 31, 2004. One seller has the option to repurchase a portion of Unity's business for $0.5 million plus the proportionate share of the net worth of such business less any unpaid amount of the maximum annual performance bonuses. The maximum annual performance bonuses are limited to $0.7 million in total. The other seller has the option to repurchase the remainder of the Unity business (as well as the legal entity) at a price equal to the net assets of such business.

    Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $239.3 million, $220.2 million and $207.0 million for 2000, 1999 and 1998, respectively. Profit (loss) sharing expenses related to these provider arrangements are calculated based on the profitability of the HMO subsidiary and totaled $0.3 million, $(2.4) million and $3.2 million in 2000, 1999 and 1998, respectively. Net income (loss) subject to repurchase options, pursuant to the various acquisition agreements, totaled $(3.2) million, $(1.1) million and $2.4 million for 2000, 1999 and 1998, respectively. Total assets and total net assets subject to repurchase options were $52.2 million and $18.1 million, respectively, at December 31, 2000 and $39.4 million and $17.0 million, respectively, at December 31, 1999.

    Should the buyback options be exercised, UWS would lose rights to the future profits on Unity. The cash received by UWS pursuant to the exercise of the buy back option could be redeployed to support additional premium writings, acquire other businesses or be invested to earn a portfolio return.

Due to these alternative uses of capital, the potential buy back arrangements do not represent material claims against UWS' liquidity and capital resources.

  Inflation

    Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. UWS' cost control measures, risk-sharing incentive arrangements with medical care providers, and premium rate increases are designed to reduce the adverse effect of medical cost inflation on its operations. In addition, UWS utilizes its ability to apply appropriate underwriting criteria in selecting groups and individuals and in controlling the utilization of health care services. However, there can be no assurance that UWS' efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

  Impact of Year 2000

    In prior years, UWS discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, UWS completed its remediation and testing of systems. As a result of those planning and implementation efforts, UWS experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. UWS expensed approximately $3.6 million during 1999 in connection with remediating its systems. UWS is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

    Of the $177.3 million of cash and investments held by UWS at December 31, 2000, approximately $49.6 million were cash and cash equivalents and $9.8 million were securities that were being held-to-maturity. The remaining $117.9 million representing available-for-sale securities is comprised of $10.9 million in equities and $107.0 million of principally US domestic fixed income securities with an average quality of "Aa3." UWS also has access to an adjustable-rate line of credit and has an adjustable-rate loan with BCBSUW, its majority shareholder. The total borrowings as of December 31, 2000 were $83.8 million.

    Because of UWS' investment policies, the primary market risks associated with UWS' portfolio are interest rate risk, credit risk and the risk related to fluctuations in equity prices. With respect to interest rate risk, a reasonably near-term rise in interest rates could negatively affect the fair value of UWS' bond portfolio; however, because UWS considers it unlikely that UWS would need or choose to substantially liquidate its portfolio, UWS believes that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, UWS is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

    The overall goal of the investment portfolios is to support the ongoing operations of UWS' business units. UWS' philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. UWS manages these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among asset classes and segments within various asset classes, and using performance measurement and reporting.

    UWS uses a sensitivity model to assess the inherent rate risk of its fixed income investments. The model includes all fixed income securities held as of December 31, 2000 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of UWS' modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $5.1 million as of December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

     Board of Directors

United Wisconsin Services, Inc.

    We have audited the accompanying consolidated balance sheets of United Wisconsin Services, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin February 7, 2001	ERNST & YOUNG, LLP

United Wisconsin Services, Inc.

Consolidated Balance Sheets

	December 31,
	2000	1999
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$49,625	$16,254
Investments—available-for-sale, at fair value	117,893	120,721
Due from affiliates	5,867	1,575
Premium receivables	39,091	24,215
Due from clinics and providers	10,756	19,448
Other receivables	21,093	26,337
Prepaid expenses and other current assets	22,630	29,438

Total current assets	266,955	237,988
Noncurrent assets:
Investments—held-to-maturity, at amortized cost	9,758	9,153
Property and equipment, net	12,969	9,938
Goodwill	22,178	10,492
Prepaid pension	8,305	7,451
Deferred income taxes	26,276	10,060
Other noncurrent assets	19,385	12,072

Total assets	$365,826	$297,154

	December 31,
	2000	1999
	(In thousands)
Liabilities and shareholders' equity
Current liabilities:
Medical and other benefits payable	$119,017	$74,238
Advance premiums	51,523	36,248
Due to affiliates—other	12,701	13,037
Payables and accrued expenses	16,238	15,033
Short-term debt	13,823	11,890
Other liabilities	17,418	10,274

Total current liabilities	230,720	160,720
Noncurrent liabilities:
Note payable to affiliate	70,000	70,000
Other benefits payable	35,369	24,104
Other liabilities	12,964	11,298

Total liabilities	349,053	266,122
Shareholders' equity:
Preferred stock (no par value, 1,000,000 shares authorized)	—	—
Common stock (no par value, no stated value, 50,000,000 shares Authorized, 17,048,908 and 16,939,682 shares issued and outstanding at December 31, 2000 and December 31, 1999, respectively)	14,445	14,052
Retained earnings	3,040	20,242
Accumulated other comprehensive loss	(712)	(3,262)

Total shareholders' equity	16,773	31,032

Total liabilities and shareholders' equity	$365,826	$297,154

See accompanying notes.

United Wisconsin Services, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Revenues:
Health services revenues:
Premium	$760,624	$651,567	$608,917
Other	45,496	41,586	29,728
Investment results	8,254	11,371	19,029

Total revenues	814,374	704,524	657,674
Expenses:
Medical and other benefits	700,094	621,916	519,636
Selling, general and administrative	80,643	73,507	65,376
Other operating	52,377	53,897	38,141
Profit (loss) sharing on provider arrangements	460	(4,096)	2,762
Interest	6,500	5,293	1,464
Amortization of goodwill	1,065	796	450

Total expenses	841,139	751,313	627,829
Net operating income (loss)	(26,765)	(46,789)	29,845
Equity in net loss of affiliate, net of tax	(312)	—	—

Income (loss) before income tax	(27,077)	(46,789)	29,845
Income tax expense (benefit)	(10,649)	(17,785)	11,767

Net income (loss)	$(16,428)	$(29,004)	$18,078

Earnings (loss) per common share:
Basic	$(0.97)	$(1.72)	—
Diluted	$(0.97)	$(1.72)	—

See accompanying notes.

United Wisconsin Services, Inc.

Consoldiated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

	Common Shares Outstanding	Common Stock	Retained Earnings	Investments by and Advances from AMSG	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 1997	—	$—	$—	$120,405	$3,211	$123,616
Comprehensive income:
Net income	—	—	3,572	14,506	—	18,078
Change in unrealized gains/losses on investments	—	—	—	—	(2,218)	(2,218)

Comprehensive income						15,860

Cash dividends paid on common stock	—	—	(839)	—	—	(839)
Change in investment by and advances from AMSG	—	—	—	(76,133)	—	(76,133)
Distribution of equity to the Company from AMSG	—	11,423	47,355	(58,778)	—	—
Issuance of common stock in connection with the Spin-off	16,573,202	—	—	—	—	—
Issuance of common stock—other	238,879	1,955	—	—	—	1,955

Balance at December 31, 1998	16,812,081	13,378	50,088	—	993	64,459
Comprehensive loss:
Net loss	—	—	(29,004)	—	—	(29,004)
Change in unrealized gains/losses on investments	—	—	—	—	(4,255)	(4,255)

Comprehensive loss						(33,259)

Cash dividends paid on common stock	—	—	(842)	—	—	(842)
Issuance of common stock—other	127,601	674	—	—	—	674

Balance at December 31, 1999	16,939,682	14,052	20,242	—	(3,262)	31,032
Comprehensive loss:
Net loss	—	—	(16,428)	—	—	(16,428)
Change in unrealized gains/losses on investments	—	—	—	—	2,550	2,550

Comprehensive loss						(13,878)

Cash dividends paid on common stock	—	—	(847)	—	—	(847)
Change in ownership of affiliates	—	—	73	—	—	73
Issuance of common stock—other	109,226	393	—	—	—	393

Balance at December 31, 2000	17,048,908	$14,445	$3,040	$—	$(712)	$16,773

United Wisconsin Services, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Operating activities
Net income (loss)	$(16,428)	$(29,004)	$18,078
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,203	3,585	3,199
Equity in loss of affiliate	312	—	—
Realized investment losses (gains)	925	(2,145)	(9,123)
Deferred income tax (asset) liability	(10,875)	(12,383)	839
Changes in other operating accounts net of acquisitions:
Premium receivables	(9,795)	(4,078)	(1,246)
Other receivables	5,656	(1,556)	(906)
Due from clinics and providers	9,780	(427)	(8,127)
Medical and other benefits payable	31,864	8,308	8,392
Advance premiums	15,255	5,664	6,524
Due to/from affiliates	(4,628)	4,516	3,392
Current taxes, net	10,467	(9,395)	2,119
Other, net	(7,635)	(8,323)	(1,288)

Net cash provided by (used in) operating activities	29,101	(45,238)	21,853
Investing activities
Acquisition of new businesses net assets (net of cash and cash equivalents acquired)	(464)	(3,605)	(1,181)
Purchases of available-for-sale investments	(28,919)	(119,594)	(241,661)
Proceeds from sale of available-for-sale investments	31,466	143,761	233,974
Proceeds from maturity of available-for-sale investments	3,260	8,650	6,500
Purchases of held-to-maturity investments	(2,938)	(1,460)	(313)
Proceeds from maturity of held-to-maturity investments	2,325	—	405
Dividend from affiliate	1,572	—	—
Additions to property and equipment	(3,467)	(3,140)	(3,569)

Net cash provided by (used in) investing activities	2,835	24,612	(5,845)
Financing activities
Cash dividends paid	(847)	(842)	(839)
Issuance of common stock	393	394	316
Decrease in investments by and advances from AMSG	—	—	(6,133)
Net borrowings on short-term debt	1,889	10,943	—

Net cash provided by (used in) financing activities	1,435	10,495	(6,656)

Cash and cash equivalents:
Increase (decrease) during year	33,371	(10,131)	9,352
Balance at beginning of year	16,254	26,385	17,033

Balance at end of year	$49,625	$16,254	$26,385

See accompanying notes.

United Wisconsin Services, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2000, 1999 and 1998

1.  Organization and Significant Accounting Policies

Organization

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

    On May 27, 1998, the Board of Directors of American Medical Security Group, Inc. ("AMSG") (formerly United Wisconsin Services, Inc.) approved a formal plan to spin off its managed care companies and specialty business to its shareholders. The Spin-off involved the creation of a new corporation originally named Newco/UWS, Inc., subsequently renamed United Wisconsin Services, Inc. ("UWS"). The Spin-off resulted in the distribution of one share of common stock of UWS on September 25, 1998 ("Spin-off date") for each share of AMSG common stock held as of September 11, 1998. AMSG received a private letter ruling from the Internal Revenue Service that the Spin-off is tax free to AMSG, UWS and their shareholders. A further description of the Spin-off and certain transactions with AMSG is included in Notes 1, 6, 7 and 10.

    At December 31, 2000, Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") owned approximately 46.6% of the Company's common stock. In addition, the Company is affiliated with BCBSUW through certain common officers and directors. On August 17, 1999, BCBSUW completed a purchase of 1,400,000 shares of the Company's common stock in the open market in connection with a previously disclosed plan for BCBSUW to increase its ownership in the Company. The ownership by BCBSUW, in combination with the ownership by the Company's employee benefit plans enables Compcare Health Services Insurance Corporation ("Compcare"), a wholly-owned subsidiary of the Company, to use the Blue Cross and Blue Shield brand on its products.

Pending Transaction

    BCBSUW's Board of Directors announced in June of 1999 its intention to convert BCBSUW from a service insurance corporation to a stockholder owned corporation. On March 28, 2000 the Wisconsin Commissioner of Insurance issued an order that allows BCBSUW to convert to a stock form of ownership by completing a combination with the Company.

    In the fourth quarter of 2000, the Company announced that it had executed a definitive agreement to combine with BCBSUW. Under the agreement, BCBSUW will become a wholly-owned subsidiary of the Company, and the Wisconsin United for Health Foundation, Inc. ("the Foundation") will receive 31,313,390 newly-issued shares of UWS stock. The Foundation was established for the sole purpose of benefiting public health in Wisconsin through the Medical College of Wisconsin and the University of Wisconsin Medical School.

    The agreement is subject to approval by the Wisconsin Office of the Commissioner of Insurance and other regulatory approvals as well as by the shareholders of the Company.

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

Investments

    Investments are classified as either held-to-maturity or available-for-sale. Investments, which the Company has the intent and ability to hold to maturity, are designated as held-to-maturity and are stated at amortized cost. All other investments are classified as available-for-sale and are stated at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of income tax effects. Realized gains and losses from the sale of available-for-sale debt and equity securities are calculated using the first-in, first-out basis.

Premium Receivables

    Premium receivables are stated at net realizable value, net of allowances for uncollectible amounts of $3,262,000 and $2,858,000 at December 31, 2000 and 1999, respectively, based upon historical collection trends and management's best estimate of the ultimate collectibility.

Due from Clinics and Providers

    Amounts due from clinics and providers are stated at net realizable value, net of an allowance for uncollectible amount of $8,063,000 and $9,548,000 at December 31, 2000 and 1999, respectively, based upon management's best estimate of the ultimate collectibility.

Other Receivables

    Other receivables are stated at net realizable value, net of allowances for uncollectible amounts of $678,000 and $965,000 at December 31, 2000 and 1999, respectively, based upon historical collection trends and management's best estimate of the ultimate collectibility.

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

Goodwill

    Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over a weighted average period of approximately 17 years. Accumulated amortization was $3,304,000 and $2,239,000 at December 31, 2000 and 1999, respectively.

    The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of goodwill. At December 31, 2000, the Company's management believed that no material impairment of goodwill existed.

Revenue Recognition

    Health services premiums and managed behavioral health fees are recognized as revenue in the period in which enrollees are entitled to care. Managed care consulting revenues are generally recognized when services are rendered. Case management revenues are recognized when services are billed. Receivables management revenues are recognized when cash is received, which is in accordance with generally accepted accounting principles for the industry.

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

    The Company's year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Any adjustments to prior period estimates are reflected in the current period. Capitation represents fixed payments on a per member per month basis to participating physicians, other medical specialists and hospital systems as compensation for providing comprehensive health or dental care services. In addition, certain subsidiaries have risk-sharing, stop-loss, and bonus arrangements with certain providers. Estimated settlements relating to these arrangements are developed based on historical payment patterns using standard actuarial techniques. The portion of other benefits payable pertaining to long-term disability, workers' compensation and certain life insurance products, which is estimated to be paid more than one year from the balance sheet date, is included in noncurrent liabilities on the accompanying balance sheets.

Premium Deficiency Reserves

    Premium deficiency reserves are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contracts. The Company calculates expected premium deficiency reserves based on budgeted revenues and expenses, excluding investment income. Premium deficiency reserves are evaluated quarterly for adequacy.

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

    Amounts assumed from and ceded to other insurance companies are summarized as follows:

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Reinsurance assumed:
Insurance premiums	$29,585	$28,895	$28,682
Medical and other benefits	24,046	21,576	22,694
Reinsurance ceded:
Insurance premiums	$26,103	$29,905	$45,755
Medical and other benefits	22,276	25,507	35,038

    Reinsurance contracts are accounted for in a manner consistent with the underlying business.

    The Company has reinsurance recoverable amounts outstanding of $21,299,000 and $18,356,000 as of December 31, 2000 and 1999, respectively. These balances are included in other current and other noncurrent assets based on the expected settlements.

Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Earnings Per Common Share (Unaudited)

    When the Company reports a net loss, stock options are not included in the calculation of earnings per share ("EPS") because their inclusion would have an antidilutive effect. Weighted average shares outstanding were 16,941,174 and 16,840,672 for the years ended December 31, 2000 and 1999, respectively.

    Historical EPS has been omitted for 1998 on the Consolidated Statements of Operations because the Company was not a separate entity with its own capital structure.

    Pro forma net income per common share is calculated as if the Spin-off had occurred at the beginning of fiscal year 1998, and is adjusted for additional interest expense, net of related income tax. Pro forma EPS is based on the pro forma weighted average number of shares of outstanding Company common stock, giving effect to the distribution of one share of Company stock for each share of AMSG common stock. Pro forma dilutive common equivalent shares are stated at the historical AMSG dilutive common equivalent share level.

    The following table sets forth the pro forma computation of basic and diluted EPS for the year ended December 31, 1998:

Net income as reported	$18,078,000
Pro forma adjustment—interest expense, net of tax	2,215,000

Pro forma net income	$15,863,000

Pro forma basic weighted average common shares	16,560,382
Pro forma dilutive weighted average common shares (1)	16,563,165
EPS on net income as reported-basic and diluted (2)	$1.09
EPS on pro forma net income-basic and diluted (3)	$0.96

(1)
Pro forma calculations for dilutive securities through September 25, 1998, assume that the price of the stock and the strike price of the options is the same for the periods prior to the Spin-off date.

(2)
EPS on net income, as reported, are computed by dividing net income, as reported, by the pro forma weighted average number of common shares outstanding.

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

Reclassifications

    Certain reclassifications have been made to the consolidated financial statements for 1999 and 1998 to conform with the 2000 presentation.

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

    Pursuant to the terms of the Unity purchase agreements, as amended, the sellers retained options to repurchase the net assets of the acquired companies as of December 31, 2004. One seller has the option to repurchase a portion of Unity's business for $500,000 plus the proportionate share of the net worth of such business less any unpaid amount of the maximum annual performance bonuses. The maximum annual performance bonuses are limited to $650,000 in total. The other seller has the option to repurchase the remainder of the Unity business (as well as the legal entity) at a price equal to the net assets of such business.

    Total revenues subject to repurchase options, pursuant to the various acquisition agreements, totaled $239,306,000, $220,235,000 and $207,014,000 for 2000, 1999 and 1998, respectively. Profit (loss) sharing expenses related to these provider arrangements is calculated based on the profitability of the HMO subsidiary and totaled $347,000, $(2,366,000) and $3,171,000 in 2000, 1999 and 1998, respectively. Total net income (loss) subject to repurchase options, pursuant to the various acquisition agreements, totaled $(3,156,000), $(1,071,000) and $2,358,000 for 2000, 1999 and 1998, respectively. Total assets and total net assets subject to repurchase options were $52,182,000 and $18,068,000, respectively, at December 31, 2000 and $39,409,000 and $16,970,000, respectively, at December 31, 1999.

3.  Investments

    Investment results comprise the following:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Interest on bonds	$7,494	$8,058	$8,223
Dividends on equity securities	453	867	916
Realized gains	529	6,509	12,518
Realized losses	(1,454)	(4,364)	(3,395)
Interest on cash equivalents and other investments	1,770	1,033	1,609

Gross investment results	8,792	12,103	19,871
Investment expenses	(441)	(545)	(455)
Other interest expense	(97)	(187)	(387)

	$8,254	$11,371	$19,029

    Proceeds from sales of stocks during 2000, 1999 and 1998 were $6,998,000, $65,031,000 and $73,156,000, respectively. Proceeds from sales of bonds classified as available-for-sale during 2000, 1999 and 1998, excluding maturities, were $24,468,000, $78,730,000 and $160,818,000, respectively.

    Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for debt securities classified as available-for-sale or cost for equity securities. A summary of the change in unrealized gains/losses, less deferred income taxes, which is included in accumulated other comprehensive income (loss), is as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Debt securities	$4,635	$(6,068)	$(1,248)
Equity securities	(418)	(452)	(1,837)
Provision for deferred income (tax) benefit	(1,667)	2,265	867

	$2,550	$(4,255)	$(2,218)

    The amortized cost and estimated fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
At December 31, 2000:
Available-for-sale:
U.S. Treasury securities	$14,683	$200	$(107)	$14,776
State and municipal securities	6,916	4	(35)	6,885
Foreign government securities	5,418	10	(143)	5,285
Corporate debt securities	48,413	336	(1,102)	47,647
Government agency mortgage-backed securities	32,252	411	(251)	32,412
Equity securities	10,903	1,464	(1,479)	10,888

	118,585	2,425	(3,117)	117,893
Held-to-maturity:
U.S. Treasury securities	9,758	186	—	9,944

	$128,343	$2,611	$(3,117)	$127,837

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
At December 31, 1999:
Available-for-sale:
U.S. Treasury securities	$13,119	$—	$(999)	$12,120
State and municipal securities	9,174	—	(337)	8,837
Foreign government securities	4,900	2	(313)	4,589
Corporate debt securities	52,796	13	(2,697)	50,112
Government agency mortgage-backed securities	30,320	23	(1,004)	29,339
Equity securities	15,321	1,444	(1,041)	15,724

	125,630	1,482	(6,391)	120,721
Held-to-maturity:
U.S. Treasury securities	9,153	6	(79)	9,080

	$134,783	$1,488	$(6,470)	$129,801

    The amortized cost and estimated fair values of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale:
Due in one year or less	$3,617	$3,586
Due after one through five years	30,592	30,341
Due after five through ten years	32,484	32,178
Due after ten years	8,737	8,488

	75,430	74,593
Government agency mortgage-backed securities	32,252	32,412

	$107,682	$107,005
Held-to-maturity:
Due in one year or less	$536	$536
Due after one through five years	9,222	9,408

	$9,758	$9,944

    At December 31, 2000, the insurance subsidiaries had debt securities and cash equivalents on deposit with various state insurance departments with carrying values of approximately $9,677,000, which are included in investments held-to-maturity on the balance sheet.

    The Company and certain subsidiaries participate in securities lending programs whereby blocks of securities, which are returnable to the Company on short-term notice and included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $13,448,000 and $15,030,000 and estimated fair value of $13,730,000 and $14,377,000 were on loan under the program at December 31, 2000 and 1999, respectively.

4.  Property and Equipment

    Property and equipment are stated at cost and are summarized as follows:

	December 31,
	2000	1999
	(In thousands)
Land and land improvements	$398	$398
Building and building improvements	4,039	3,961
Computer equipment and software	12,776	10,866
Furniture and other equipment	7,741	5,307

	24,954	20,532
Less accumulated depreciation	(11,985)	(10,594)

	$12,969	$9,938

    Depreciation expense totaled $2,817,000, $2,221,000 and $2,242,000 in 2000, 1999 and 1998, respectively.

5.  Debt

    The Company participates with BCBSUW in a bank line of credit, which permits aggregate borrowings up to $20,000,000. Periodic borrowings have been made on these lines of credit. At December 31, 2000, $13,525,000 was included in short-term debt related to borrowings on the line of credit. The interest expense on the line of credit was $990,000, $441,000 and $53,000 in 2000, 1999 and 1998, respectively. The 2000 weighted average interest rate on the line-of-credit was 7.8%.

6.  Related-Party Transactions

    As of September 11, 1998, the Company assumed a $70,000,000 note obligation to BCBSUW in connection with the Spin-off (see Note 1). The Company pledged the common stock of certain subsidiaries as collateral for the note obligation. Interest is payable quarterly at a rate equal to the London Interbank Offered Rate plus 1.25%, adjusted quarterly; 8.06% as of December 31, 2000. On October 13, 1999, the maturity date of the principal balance was extended from October 30, 1999 to April 30, 2001. The Company and BCBSUW intend to refinance this $70,000,000 note obligation with a maturity date subsequent to December 31, 2001. BCBSUW's board of directors has authorized the renegotiation of the note and the extension of the maturity date beyond December 31, 2001, pending approval of the Office of the Commissioner of Insurance. As a result, this obligation has been classified as noncurrent in the 2000 balance sheet. Interest expense and interest paid totaled $5,494,000, $4,804,000 and $1,411,000 in 2000, 1999 and 1998, respectively.

    The Company provides marketing, underwriting, actuarial and certain administrative services to BCBSUW. In addition, BCBSUW provides office space and certain other administrative services to the Company. These activities are reimbursed at amounts approximating cost, which resulted in allocations to the Company of $11,610,000, $11,659,000 and $8,964,000 in 2000, 1999 and 1998, respectively, and allocations to BCBSUW of $12,193,000, $11,959,000 and $14,757,000 in 2000, 1999 and 1998, respectively. These amounts are included in selling, general and administrative expenses.

    Certain subsidiaries of the Company provide health, life and other insurance benefits to the employees of BCBSUW. Premium revenue received from BCBSUW totaled $5,435,000, $4,921,000 and $4,547,000 in 2000, 1999 and 1998, respectively. In addition, BCBSUW provides health insurance to certain of the Company's employees. Premium revenue paid by the Company totaled $3,681,000, $2,653,000 and $2,025,000 in 2000, 1999 and 1998, respectively. These amounts are included in selling, general and administrative expenses.

    The Company has an agreement with United Wisconsin Life Insurance Company ("UWLIC"), a subsidiary of AMSG, whereby United Wisconsin Insurance Company ("UWIC"), a wholly-owned subsidiary of the Company, underwrites certain small group health care and life, dental, drug and disability products in Minnesota as UWLIC products have not yet been approved for sale in Minnesota. The Company ceded to UWLIC 100% of the premium revenue of these products sold in Minnesota. The ceded premium revenue approximated $5,380,000, $15,562,000 and $26,875,000 in 2000, 1999 and 1998, respectively.

    The Company has an agreement with UWLIC whereby UWLIC underwrites certain life and disability products on behalf of United Heartland Life Insurance Company ("UHLIC"), a wholly-owned subsidiary of the Company. The Company also had agreements with UWLIC, through September 30, 1998, whereby UWLIC underwrote certain health care, dental and pharmaceutical products on behalf of Compcare, Heartland Dental Plan, Inc., and Innovative Resource Group, Inc., all wholly-owned subsidiaries. The Company assumes 100% of the premium revenues on these products from UWLIC. The assumed premium revenue approximated $19,945,000, $20,162,000 and $22,980,000 in 2000, 1999 and 1998, respectively.

    UWIC has an agreement with BCBSUW whereby UWIC underwrites BCBSUW's United Dairy Trust insured product. UWIC cedes 100% of the premium revenue of these products to BCBSUW. The ceded premium revenue was $3,497,000, $1,843,000 and $6,122,000 in 2000, 1999 and 1998, respectively.

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

7.  Income Taxes

    The Company and its subsidiaries, except UHLIC, file a consolidated federal tax return. Income tax expense has been calculated as if the Company filed separate federal income tax returns. Prior to the Spin-off, the Company was included in the consolidated federal income tax return filed by AMSG. The entities included in these consolidated financial statements file separate state franchise, income and premium tax returns, as applicable.

    The Company had a net federal income tax payable of $2,483,000 included in other current liabilities on the accompanying December 31, 2000 balance sheet and a net federal income tax receivable of $5,768,000 included in other current assets on the accompanying December 31, 1999 balance sheet. Federal and state income tax refunds, net of payments, totaled $8,422,000 in 2000 and federal and state income tax payments, net of refunds, totaled $3,486,000 and $2,327,000 in 1999 and 1998, respectively.

    The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Current:
Federal	$(294)	$(6,207)	$8,994
State	520	721	1,934

	226	(5,486)	10,928
Deferred:
Federal	(9,154)	(8,657)	737
State	(1,721)	(3,642)	102

	(10,875)	(12,299)	839

	$(10,649)	$(17,785)	$11,767

    The differences between taxes computed at the federal statutory rate and recorded income taxes in net operating income (loss) are as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Tax at federal statutory rate	$(9,368)	$(16,376)	$10,446
Goodwill amortization	262	301	136
Tax-exempt interest and dividends received deduction	(128)	(143)	(141)
State income and franchise taxes, net of federal benefit	(1,448)	(1,454)	1,161
Other, net	33	(113)	165

	$(10,649)	$(17,785)	$11,767

    The components of deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Reserve discounting	$(1,510)	$(546)	$161
Employee benefits	451	515	(698)
Depreciation and amortization	235	120	272
Net operating loss ("NOL") carryforwards	(12,933)	(6,754)	414
Prepaid expenses	516	(493)	683
Reserve allowance	3,054	(5,510)	—
Other, net	(688)	369	7

	$(10,875)	$(12,299)	$839

    Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, requires that the tax benefit of temporary differences, including net operating losses ("NOL"), be recorded as assets to the extent that management believes it is "more likely than not" that such tax benefits will be realized. In determining that it is "more likely than not" the net deferred tax asset will be realized, management has considered various tax planning strategies of selling certain non-insurance subsidiaries to supplement its taxable income from operations. However, future levels of operating income as well as the fair value of the subsidiaries are dependent upon economic conditions largely beyond the Company's control. Consequently, management periodically reviews its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the deferred tax asset valuation allowance. Based on the Company's expectations and available tax planning strategies, management believes there will be sufficient taxable income to realize the entire tax benefit of the federal NOL carryovers and substantially all of the state NOL carryovers prior to their expiration. The Company is unaware of any circumstances or events, other than the proposed combination with BCBSUW, which would adversely effect the deferred tax assets.

    Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

	December 31, 2000		December 31, 1999
	Federal	State	Federal	State
	(In thousands)
Deferred tax liabilities:
Depreciation	$(427)	$(79)	$(545)	$(108)
Claims-based receivables	(1,764)	(311)	(1,416)	(241)
Pension accrual	(2,514)	(537)	(2,201)	(470)
Prepaid expenses	(2,349)	(441)	(1,559)	(317)
Federal effect of state taxes	(2,040)	—	(1,374)	—
Other, net	(133)	(27)	(102)	(7)

	(9,227)	(1,395)	(7,197)	(1,143)
Deferred tax assets:
Postretirement benefits other than pensions	1,730	383	1,552	343
Advance premium discounting	2,006	440	1,499	337
Deferred compensation	1,177	256	1,414	308
Medical and other benefits payable discounting	2,333	438	1,364	245
Unrealized losses on investments	229	47	1,710	288
Business loss carryforwards	16,415	6,621	4,872	3,630
Bad debt reserve allowance	2,155	486	4,647	1,048
Other, net	1,391	313	657	135
Valuation allowance	(265)	(1,935)	(290)	(1,061)

	27,171	7,049	17,425	5,273

Net deferred tax assets	$17,944	$5,654	$10,228	$4,130

    The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets and liabilities are included in other current or other noncurrent assets and liabilities, as applicable.

    UWS and its affiliates have a federal NOL carryforward of $46,000,000 which expires in the years 2019 and 2020. UWS and its affiliates have state NOL carryforwards totaling $84,462,000, which expire in the years 2011 through 2020.

8.  Commitments and Contingencies

    The Company has operating leases for office space, EDP equipment, automobiles, software and terminal lines. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2000 were $22,180,000 in total. Individually, the lease payments are $2,572,000, $2,636,000, $2,426,000, $2,247,000, $2,346,000 and $9,953,000 for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. Rental expense totaled $2,888,000, $1,934,000 and $2,547,000 for 2000, 1999 and 1998, respectively.

    The Company is involved in various legal actions occurring in the normal course of its business. In the opinion of management, adequate provision has been made for losses, which may result from these actions, and accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the consolidated financial statements.

9.  Shareholders' Equity

Statutory Financial Information

    Insurance companies are subject to regulation by the Office of the Commissioner of Insurance ("OCI") of the State of Wisconsin and certain other state insurance regulators. These regulations require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. The statutory surplus of insurance subsidiaries at December 31, 2000 and 1999 aggregated $67,072,000 and $76,958,000, respectively. The statutory net income (loss) of insurance subsidiaries aggregated $(12,357,000), $(25,512,000) and $15,884,000 in 2000, 1999 and 1998, respectively.

    During 1998, the National Association of Insurance Commissioners ("NAIC") adopted Codification of Statutory Accounting Principles ("Codification") which provides interpretive guidance on statutory accounting principles and will replace the current manual of Accounting Practices and Procedures adopted by the NAIC commissioners. In addition, the NAIC is now considering amendments to Codification that would be effective retroactively on the recommended implementation date of January 1, 2001. Such amendments could have a significant impact on Codification guidelines. Codification provides new interpretive guidance for existing statutory accounting principles. Management believes Codification will have a significant negative impact on the statutory surplus of certain of the insurance subsidiaries of UWS. Depending on the final resolution of pending amendments to Codification and collection of provider receivables, UWS may be required to obtain additional capital or implement other measures, such as securing new reinsurance treaties, to mitigate the impact of Codification on surplus.

    State insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. As of December 31, 2000, statutory compulsory excess surplus and regulatory minimum compulsory surplus, as calculated and permitted by OCI, were $25,685,000 and $31,181,000, respectively. In addition, the Company's insurance subsidiaries are subject to risk-based capital ("RBC") requirements promulgated by the NAIC. The RBC requirements establish minimum levels of capital and surplus based upon the insurer's operations. The Company intends to make capital contributions on an ongoing basis or take other steps necessary to satisfy all promulgated capital and surplus requirements. In addition, Compcare is required to maintain certain capital and liquidity levels in conjunction with the licensing of certain products by the Blue Cross Association

("BCA"). While exceeding the minimum standards to maintain its license, Compcare is subject to ongoing monitoring by the BCA.

Restrictions on Dividends From Subsidiaries

    Dividends paid by insurance subsidiaries are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. As of December 31, 2000, the Company's insurance subsidiaries are unable to pay dividends to the Company in 2001 without regulatory approval.

10.  Employee Benefit Plans

Pension and Postretirement Benefits

    The Company and certain of its subsidiaries participate with BCBSUW in a multiple employer defined benefit pension plan ("the Plan"). The Plan provides retirement benefits to covered employees based primarily on compensation and years of service. Since the Plan is overfunded, no contributions were made in 2000, 1999 or 1998.

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

    The following table summarizes the change in the pension and postretirement benefit obligations as of December 31, 2000 and 1999:

	Pension		Postretirement
	2000	1999	2000	1999
	(In thousands)
Accumulated benefit obligation at beginning of year	$20,377	$20,876	$3,122	$3,069
Service cost	1,854	1,765	183	210
Interest cost	1,356	1,342	217	213
Plan amendments	—	—	—	(101)
Actuarial (gains) losses	373	(1,579)	1	(215)
Company transfers	821	(890)	—	—
Benefits paid	(1,742)	(1,137)	(46)	(54)

Accumulated benefit obligation at end of year	$23,039	$20,377	$3,477	$3,122

    The pension and postretirement plans' assets are comprised primarily of debt, equity and other marketable securities, including 700,000 shares of UWS stock with a fair value of $2,363,000 at December 31, 2000. The plan received dividends on UWS stock in the amount of $35,000 during 2000.

The following table summarizes the change in the pension and postretirement plan assets as of December 31, 2000 and 1999:

	Pension		Postretirement
	2000	1999	2000	1999
	(In thousands)
Fair value of plan assets at beginning of year	$37,332	$33,988	$—	$—
Employer contributions	—	—	46	54
Actual return on plan assets	4,800	5,371	—	—
Company transfers	821	(890)	—	—
Benefits paid	(1,742)	(1,137)	(46)	(54)

Fair value of plan assets at end of year	$41,211	$37,332	$—	$—

    The following table provides a reconciliation of the funded status of the plans to the prepaid pension and (accrued) postretirement costs at December 31, 2000 and 1999:

	Pension		Postretirement
	2000	1999	2000	1999
	(In thousands)
Funded status of plan at end of year	$18,172	$16,955	$(3,477)	$(3,122)
Unrecognized net transition asset	(295)	(531)	—	—
Unrecognized prior service cost	(4,077)	(4,766)	(966)	(1,063)
Unrecognized gain	(5,495)	(4,207)	(237)	(259)

Prepaid (accrued) at end of year	$8,305	$7,451	$(4,680)	$(4,444)

    Weighted-average assumptions used as of September 30, 2000, the measurement date, in developing the projected benefit obligations are as follows:

	Pension		Postretirement
	2000	1999	2000	1999
	(In thousands)
Discount rate	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	4.75	4.75	N/A	N/A
Health care cost trend rate	N/A	N/A	5.00	5.00
Expected rate of return on plan assets:	9.25	9.00	N/A	N/A

    The unrecognized net asset is being amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees.

    The effect of a 1% increase or decrease in the medical trend rate would be an approximate increase or decrease of $75,000 in the benefit obligation as of September 30, 2000.

    The components of the pension credit and postretirement benefit cost, which are included in selling, general and administrative expenses, for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Pension			Postretirement
	2000	1999	1998	2000	1999	1998
	(In thousands)
Service cost	$1,854	$1,765	$1,849	$183	$210	$182
Interest cost	1,356	1,342	1,362	217	213	186
Expected return on plan assets	(3,139)	(2,919)	(2,791)	—	—	—
Net amortization of transition asset	(236)	(245)	(274)	—	—	—
Amortization of prior service cost	(689)	(690)	(690)	(97)	(90)	(90)
Amortization of unrecognized (gain) loss	—	7	—	(11)	(10)	(14)

Pension (credit) and postretirement benefit costs for the year	$(854)	$(740)	$(544)	$292	$323	$264

    After giving effect to all administrative expense allocations between the Company and BCBSUW, the pension credit was $1,247,000, $1,127,000 and $622,000 in 2000, 1999 and 1998, respectively.

Defined Contribution and Bonus Plans

    The Company and certain of its subsidiaries participate in defined contribution plans whereby the employer contributes a percentage of participants' qualifying compensation up to certain limits, as defined by the plans. The Company and certain of its subsidiaries also participate with BCBSUW in various other profit sharing and bonus programs. Expenses related to all of these plans, after giving effect to all administrative expense allocations between the Company and BCBSUW, totaled $1,281,000, $1,356,000 and $2,475,000 in 2000, 1999 and 1998, respectively.

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

	Year Ended December 31,
	2000	1999	1998
	(In thousands, except per share data)
Pro forma net income (loss)	$(17,181)	$(29,418)	$18,021
Pro forma earnings (loss) per common share:
Basic	$(1.01)	$(1.75)	$1.09
Diluted	$(1.01)	$(1.75)	$1.09
Assumptions:
Risk-free interest rate	6.57%	5.33%	4.62%
Dividend yield	1.13%	0.57%	0.70%
Volatility factor	.60	.45	.45
Weighted average expected life	6 years	6 years	6 years

    As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $2.54, $4.27 and $3.34 per share for 2000, 1999 and 1998, respectively.

    Stock option activity for all plans is as follows:

	Year Ended December 31,
	2000	1999	1998
Total number of NQSOs
Outstanding at beginning of year	2,705,687	2,689,034	—
Conversion of AMSG options	—	—	2,232,334
Granted	1,055,800	475,700	456,700
Exercised	—	—	—
Forfeited	(127,891)	(459,047)	—

Outstanding at end of year	3,633,596	2,705,687	2,689,034

Exercisable at end of year	2,119,210	1,877,109	1,640,637
Available for grant at end of year	866,404	1,794,313	1,935,966
Weighted average exercise price of NQSOs
Outstanding at beginning of year	$11.21	$11.58	—
Conversion of AMSG options range of exercise prices	—	—	$9.61-$16.81
Granted-Exercise price equals market price on grant date	$4.45	$8.85	$7.19
Exercised	—	—	—
Forfeited	$9.85	$10.61	—
Outstanding at end of year	$9.39	$11.21	$11.58
Exercisable at end of year	$11.82	$12.17	$11.61
NQSOs by exercise price range
Exercise price	$4.31-$5.19
Weighted average exercise price	$4.33
Weighted average remaining contractual life	11.03
Outstanding at end of year	882,300
Exercisable at end of year	—
Weighted average exercise price of options exercisable at end of year	N/A
Exercise price	$5.50-$6.00
Weighted average exercise price	$5.54
Weighted average remaining contractual life	11.29
Outstanding at end of year	106,000
Exercisable at end of year	—
Weighted average exercise price of options exercisable at end of year	N/A

Year Ended December 31, 2000
NQSOs by exercise price range (continued)
Exercise price	$7.19
Weighted average exercise price	$7.19
Weighted average remaining contractual life	9.75
Outstanding at end of year	385,100
Exercisable at end of year	212,450
Weighted average exercise price of options exercisable at end of year	$7.19
Exercise Price	$8.50-$9.19
Weighted average exercise price	$8.53
Weighted average remaining contractual life	10.10
Outstanding at end of year	367,000
Exercisable at end of year	128,575
Weighted average exercise price of options exercisable at end of year	$8.52
Exercise price	$9.61-$13.42
Weighted average exercise price	$11.27
Weighted average remaining contractual life	7.36
Outstanding at end of year	851,700
Exercisable at end of year	742,631
Weighted average exercise price of options exercisable at end of year	$11.22
Exercise price	$13.53
Weighted average exercise price	$13.53
Weighted average remaining contractual life	0.93
Outstanding and exercisable at end of year	1,000,000
Weighted average exercise price of options exercisable at end of year	$13.53
Exercise price	$14.04-$16.81
Weighted average exercise price	$15.81
Weighted average remaining contractual life	8.07
Outstanding at end of year	41,496
Exercisable at end of year	35,554
Weighted average exercise price of options exercisable at end of year	$15.67

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11.  Quarterly Financial Information (Unaudited)

    Selected quarterly financial data is as follows:

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2000
Total revenues	$205,553	$190,715	$197,580	$220,526	$814,374
Loss before income tax	(3,914)	(2,166)	(6,797)	(14,200)	(27,077)
Net loss	(2,566)	(1,208)	(3,525)	(9,129)	(16,428)
Loss per common share(1):
Basic	$(0.15)	$(0.07)	$(0.21)	$(0.54)	$(0.97)
Diluted	$(0.15)	$(0.07)	$(0.21)	$(0.54)	$(0.97)
1999
Total revenues	$173,009	$174,943	$175,241	$181,331	$704,524
Income (loss) before income tax	4,158	(13,481)	(8,012)	(29,454)	(46,789)
Net income (loss)	2,672	(7,985)	(4,713)	(18,978)	(29,004)
Earnings (loss) per common share(1):
Basic	$0.16	$(0.47)	$(0.28)	$(1.13)	$(1.72)
Diluted	$0.16	$(0.47)	$(0.28)	$(1.13)	$(1.72)

(1)
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

    Financial data by segment is as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Health services revenue:
HMO products	$640,274	$554,659	$518,700
Specialty managed care products and services	186,251	155,132	137,652
Other operations	(20,405)	(16,638)	(17,707)

Total consolidated	$806,120	$693,153	$638,645

Investment results:
HMO products	$3,284	$4,565	$9,182
Specialty managed care products and services	4,879	6,700	9,516
Other operations	91	106	331

Total consolidated	$8,254	$11,371	$19,029

Income (loss) before income tax:
HMO products	$(27,954)	$(48,033)	$15,145
Specialty managed care products and services	10,759	10,748	17,693
Other operations	(9,882)	(9,504)	(2,993)

Total consolidated	$(27,077)	$(46,789)	$29,845

	December 31,
	2000	1999
	(In thousands)
Total assets:
HMO products	$157,062	$115,448
Specialty managed care products and services	208,615	168,993
Other operations	149	12,713

Total consolidated	$365,826	$297,154

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Health services revenue from transactions with other operating segments:
HMO products	$1,425	$1,960	$1,853
Specialty managed care products and services	18,994	14,678	15,854

13. Acquisition of Net Assets

    Effective November 1, 2000, the Company completed its negotiations leading to the takeover of the insurance operations of Family Health Plan Cooperative, Inc. ("FHP"), a health maintenance organization in Milwaukee, Wisconsin. At the time of the acquisition of FHP's insurance operations by the Company, FHP was subject to an order of liquidation under the direction of the Office of the Commissioner of Insurance of the State of Wisconsin due to FHP's deteriorating financial condition. In conjunction with this transaction, the Company received certain assets totaling approximately $15,840,000 (primarily cash and accounts receivable) and assumed certain liabilities totaling approximately $26,811,000 (primarily medical claim liabilities). Contingencies related to this transaction, which may result in adjustments to goodwill, include realization of certain accounts receivable and amounts to be recovered from the ultimate liquidation of a former subsidiary of FHP.

    The transaction was recorded in accordance with the purchase method of accounting. Goodwill of approximately $10,971,000 was recorded in conjunction with the transaction, which will be amortized over a period of 20 years. As a result of the FHP transaction, the Company expects to maintain approximately 40,000 additional members at new premium rates.

    FHP's 2000 results of operations prior to the acquisition of its insurance operations by the Company included revenues of $140,639,000 and a net loss of $8,295,000. On a pro forma basis, the net loss per share was $1.46. Operating results for FHP for the year ended December 31, 1999 included revenues of $171,274,000 and a net loss of $17,009,000. On a pro forma basis, the net loss per share for 1999 was $2.73. Average enrollment through October 2000 and through December 1999 was approximately 76,000 and 89,000, respectively.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

    Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, to be dated on or about April 25, 2001 relating to the 2001 Annual Meeting of Shareholders currently scheduled for May 30, 2001, (the "2001 Proxy Statement") which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated by reference. Information with respect to executive officers of the Company appears at the end of Part I, Pages [20 through 21] of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation.

    Information required by this item is included under the heading "Executive Compensation" in the 2001 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

    Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions.

    Information required by this item is included under the heading "Certain Transactions" in the 2001 Proxy Statement, which section is hereby incorporated by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  1 and 2. Financial statements and financial statement schedules

    All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits

    Reference is made to the separate Exhibit Index contained on Pages 72 through 74 hereof.

  (b)
  Reports on Form 8-K

  Report Form 8-K filed December 22, 2000.

  (c)
  Exhibits

  Reference is made to the separate Exhibit Index contained on Pages 72 through 74 hereof.

  (d)
  Financial Statement Schedules

  Reference is made to the financial statement schedules contained on Pages 72 through 74 hereof.

SCHEDULE II

UNITED WISCONSIN SERVICES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

    Condensed balance sheets of United Wisconsin Services, Inc. (the "Company") (parent company only) as of December 31, 2000 and 1999, and the condensed statements of operations and cash flows for the years ended December 31, 2000, 1999, and 1998 are as follows:

BALANCE SHEETS
ASSETS

	December 31,
	2000	1999
	(In thousands)
Cash and cash equivalents	$492	$3
Investment in and advances to affiliates	95,717	100,450
Accounts receivable	779	763
Other assets	17,198	19,806

Total assets	$114,186	$121,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Note payable to affiliate	$70,000	$70,000
Due to affiliates—other	9,644	2,807
Short-term debt	9,825	9,710
Payables, accrued expenses and other liabilities	7,944	7,473

Total liabilities	97,413	89,990
Shareholders' equity:
Common stock	14,445	14,052
Retained earnings	3,040	20,242
Unrealized losses on investments	(712)	(3,262)

Total shareholders' equity	16,773	31,032

Total liabilities and shareholders' equity	$114,186	$121,022

SCHEDULE II

UNITED WISCONSIN SERVICES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Revenues:
Dividends from consolidated subsidiaries	$3,200	$10,400	$5,046
Investment income	101	113	313
Other revenue	—	—	4

Total revenues	3,301	10,513	5,363
Expenses:
Administrative expenses	3,596	4,089	1,298
Amortization of goodwill	111	637	600
Interest expense	6,305	4,862	1,411

Total expenses	10,012	9,588	3,309

Income (loss) before income tax and equity in the undistributed net income (loss) of subsidiaries	(6,711)	925	2,054
Income tax benefit	(3,952)	(2,617)	(961)

Income (loss) before equity in the undistributed net income (loss) of subsidiaries	(2,759)	3,542	3,015
Equity in the undistributed net income (loss) of subsidiaries	(13,669)	(32,546)	15,063

Net income (loss)	$(16,428)	$(29,004)	$18,078

SCHEDULE II

UNITED WISCONSIN SERVICES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	1999	1998
	(In thousands)
Operating activities:
Net income (loss)	$(16,428)	$(29,004)	$18,078
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in the undistributed net (income) loss of subsidiaries	13,669	32,546	(15,063)
Depreciation and amortization	302	626	503
Deferred income tax benefit	(3,230)	(1,157)	56
Changes in other operating accounts:
Due to (from) affiliates	6,837	4,445	(2,175)
Payables and accrued expenses	(705)	(837)	(165)
Current taxes, net	8,212	(9,649)	1,904
Other—net	(854)	1,993	(2,449)

Net cash provided by (used in) operating activities	7,803	(1,037)	689
Investing activities:
Acquisitions of subsidiaries	—	(210)	(1,405)
Purchases of available for sale investments	—	—	(1,866)
Proceeds from sale of available for sale investments	—	—	4,893
Proceeds from maturity of available for sale investments	—	—	2,775
Additions to property and equipment	(587)	(309)	(281)
Investment in and advances to consolidated affiliates	(6,388)	(8,703)	(818)

Net cash provided by (used in) investing activities	(6,975)	(9,222)	3,298
Financing activities:
Investments by and advances from AMSG	—	—	(6,133)
Cash dividends paid	(847)	(842)	(839)
Issuances of common stock	393	394	316
Proceeds from short term debt, net	115	9,710	—

Net cash provided by (used in) financing activities	(339)	9,262	(6,656)

Cash and cash equivalents:
Increase (decrease) during year	489	(997)	(2,669)
Balance at beginning of year	3	1,000	3,669

Balance at end of year	$492	$3	$1,000

SCHEDULE IV

UNITED WISCONSIN SERVICES, INC.
REINSURANCE

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(In thousands)
Year ended December 31, 1998:
Life insurance in force	$0	$1,538,283	$11,517,565	$9,979,282	115.4%

Premiums:
Health and disability	$625,990	$43,402	$5,047	$587,635	0.9%
Life	0	2,353	23,635	21,282	111.1%

Total premiums	$625,990	$45,755	$28,682	$608,917	4.7%

Year ended December 31, 1999:
Life insurance in force	$0	$2,288,075	$12,623,194	$10,335,119	122.1%

Premiums:
Health and disability	$652,577	$27,530	$579	$625,626	0.1%
Life	0	2,375	28,316	25,941	109.2%

Total premiums	$652,577	$29,905	$28,895	$651,567	4.4%

Year ended December 31, 2000:
Life insurance in force	$0	$1,605,683	$11,370,085	$9,764,402	116.4%

Premiums:
Health and disability	$757,142	$23,650	$1,013	$734,505	0.1%
Life	0	2,453	28,572	26,119	109.4%

Total premiums	$757,142	$26,103	$29,585	$760,624	3.9%

SCHEDULE V

UNITED WISCONSIN SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Net charges (credits) to net income	Write-offs against allowance	Balance end of period
	(In thousands)
Year ended December 31, 1998:
Allowance for possible losses on:
Premium receivables	$309	$391	$—	$700
Other	85	(58)	—	27

Total allowance	$394	$333	$—	$727

Year ended December 31, 1999:
Allowance for possible losses on:
Premium receivables	$700	$2,158	$0	$2,858
Other	27	10,531	(45)	10,513

Total allowance	$727	$12,689	$(45)	$13,371

Year ended December 31, 2000:
Allowance for possible losses on:
Premium receivables	$2,858	$831	$(427)	$3,262
Other	10,513	1,196	(2,968)	8,741

Total allowance	$13,371	$2,027	$(3,395)	$12,003

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN SERVICES, INC.
By:	/s/ THOMAS R. HEFTY Thomas R. Hefty President and Chief Executive Officer
Date:	February 21, 2001

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. HEFTY Thomas R. Hefty	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2001
/s/ GAIL L. HANSON Gail L. Hanson	Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	February 21, 2001
/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	February 21, 2001
/s/ BARRY K. ALLEN Barry K. Allen	Director	February 21, 2001
/s/ MICHAEL D. DUNHAM Michael D. Dunham	Director	February 21, 2001
/s/ JAMES L. FORBES James L. Forbes	Director	February 21, 2001
/s/ JAMES C. HICKMAN James C. Hickman	Director	February 21, 2001
/s/ EUGENE A. MENDEN Eugene A. Menden	Director	February 21, 2001
/s/ WILLIAM C. RUPP William C. Rupp	Director	February 21, 2001
/s/ CAROL N. SKORNICKA Carol N. Skornicka	Director	February 21, 2001

UNITED WISCONSIN SERVICES, INC.
INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Exchange Agreement, dated December 22, 2000, by and among United Wisconsin Services, Inc. ("UWS"), Wisconsin BC Holdings LLC and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") (including the proposed Amended and Restated Articles of Incorporation and Bylaws of Cobalt Corporation, attached as Exhibits A and B thereto).(8)
3.1	Articles of Incorporation of Registrant.(1)
3.2	Bylaws of Registrant.(1)
4.1	Specimen UWS common stock Certificate.(1)
10.1	Consolidated Federal Income Tax Allocation Agreement among BCBSUW, United Wisconsin Insurance Company ("UWIC"), UWS, United Wisconsin Proservices, Inc. ("UWPS"), Leasing Unlimited, Inc., United Wisconsin Life Insurance Company ("UWLIC"), Compcare Health Services Insurance Corporation ("COMPCARE"), ProHealth, Inc. and Take Control, Inc., as amended by Amendments dated August 6, 1993 and May 9, 1994, respectively.(1)
10.2	Comprehensive Tax Allocation Agreement dated July 1, 1994 among BCBSUW, UWS and various subsidiaries thereof.(1)
10.3	Federal Income Tax Allocation Agreement among BCBSUW, UWS, UWIC, UWLIC, UWPS, Compcare, Take Control, Inc., Meridian Resource Corporation ("MRC"), Valley Health Plan, Inc. ("VALLEY") and United Wisconsin Capital Corporation ("UWCC") for the period commencing January 1, 1993, as amended.(1)
10.4	Consolidated Federal Income Tax Allocation Agreement among UWS, UWIC, Compcare, Meridian Managed Care, Inc. ("MMC"), MRC, Valley, UWCC, Your Health Plan, Inc. ("YHP"), HMO of Wisconsin Insurance Corporation ("HMOW"), HMO-W, Inc. and Hometown Insurance Services, Inc. ("HTWN") commencing October 1, 1994.(1)
10.5	Consolidated Federal Income Tax Allocation Agreement among UWS, UWIC, UWPS, Compcare, MMC, MRC, Valley, UWCC, YHP, HMOW, HMO-W, Inc., HTWN, United Heartland, Inc. ("UHI") and Meridian Marketing Services, Inc. ("MMS") commencing January 1, 1995.(1)
10.6	Consolidated Federal Income Tax Allocation Agreement among UWS, UWIC, UWPS, Compcare, MMC, MRC, Valley, AMS HMO Holdings, Inc. (f/k/a UWCC), Unity Health Plans Insurance Corporation ("UNITY") (f/k/a HMOW), HMO-W, Inc., HTWN, UHI and MMS for the period commencing January 1, 1996, and American Medical Security Holdings, Inc., American Medical Security, Inc., American Medical Insurance Company, Continental Plan Services, Inc., Nurse Healthline, Inc., Accountable Health Plans, Inc., AMS Provider Partnerships, Inc., Unity HMO of Illinois, Inc., American Medical Security Insurance Company of Ohio and American Medical Security Insurance Company of Georgia for the period commencing December 3, 1996.(1)
10.7	Federal Income Tax Allocation Agreement among UWS, UNITY, HTWN, HMO-W, INC., VALLEY, COMPCARE, UWIC, MMS, UHI, UWPS, MRC, MMC, CNR HEALTH, INC. ("CNR"), Intercare Network, Inc. ("INI"), Heartland Dental Plan, Inc. ("HDP") and Heartland Dental Plan of Michigan, Inc. ("HDPM") dated September 25, 1998. (3)
10.8	Second Amended and Restated Joint Venture Agreement by and among BCBSUW, UWS, Valley and Midelfort Clinic, Ltd., Mayo Health Systems dated January 1, 2000.(6)

10.9	Intercompany Service Agreement between BCBSUW, UWS (assigned to the Registrant) and UWIC, effective January 1, 1998.(1)
10.10	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UWIC, effective January 1, 1998.(1)
10.11	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UHI, effective January 1, 1998.(1)
10.12	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MMC, effective January 1, 1998.(1)
10.13	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare on behalf of its Pharmacy Services department, effective January 1, 1998.(1)
10.14	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare on behalf of its RxCel department, effective January 1, 1998.(1)
10.15	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant), MMC and Compcare, effective January 1, 1998.(1)
10.16	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Investigation and Recovery Services department, effective January 1, 1998.(1)
10.17	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Consulting Services department, effective January 1, 1998.(1)
10.18	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and MRC on behalf of its Audit Services department, effective January 1, 1998.(1)
10.19	Intercompany Service Agreement among BCBSUW, UWS (assigned to the Registrant) and UWPS, effective January 1, 1998.(1)
10.20	Service Agreement between BCBSUW and VALLEY, effective January 1, 1993.(1)
10.21	Service Agreement between UWS (assigned to the Registrant) and Community Health Systems, LLC, dated November 1, 1994.(1)
10.22	Form of Service Agreement between United Wisconsin Services, Inc. (f/k/a Newco/UWS, Inc.) and American Medical Security Group, Inc. (f/k/a United Wisconsin Services, Inc.).(1)
10.23	Second Amended and Restated Joint Venture Agreement by and among UNITY, BCBSUW, UWS, University Health Care, Inc., University Community Clinics, Inc. (f/k/a Health Professionals, Inc.) and Health Professionals of Wisconsin, Inc., dated September 30, 1999 (As amended October 29, 1999).(4)
10.24	Amended and Restated Joint Venture Agreement by and among Unity, BCBSUW, UWS and Community Health Systems, LLC, dated October 25, 1999.(5)
10.25	Service Agreement between UWS (assigned to the Registrant) and HPI dated November 1, 1994.(1)
10.26	License Agreement between UWS (assigned to the Registrant) and U-Care dated November 1, 1994.(1)
10.27	Joint Venture Agreement among UWS (assigned to the Registrant), BCBSUW, Compcare and Northwoods Health Care, LLC dated July 1, 1996, as amended October 24, 1996.(1)

10.28	Information System Service Agreement among Blue Cross Blue Shield of South Carolina and Blue Cross & Blue Shield United of Wisconsin dated August 23, 1996, as amended January 1, 1997.(1)
10.29	Form of Trademark Assignment Agreement by and among UWS, the Registrant and UWLIC.(1)
10.30	Registrant's Equity Incentive Plan as revised.(2)
10.31	1998 Management Incentive Plan.(1)
10.32	Registrant's Deferred Compensation Plan for Directors.(1)
10.33	Registrant/BCBSUW 401(k) Plan.(1)
10.34	Registrant/BCBSUW Union Employees 401(k) Plan.(1)
10.35	Unity Health Plans Insurance Corp. 1998 Profit Sharing Plan.(1)
10.36	Registrant's and BCBSUW's 1998 Profit Sharing Plan.(1)
10.37	Registrant Voluntary Deferred Compensation Plan.(2)
10.38	Registrant Deferred Compensation Trust.(1)
10.39	Registrant/BCBSUW Hourly Pension Plan.(1)
10.40	Registrant/BCBSUW Salaried Pension Plan.(1)
10.41	Registrant/BCBSUW Supplemental Executive Retirement Plan.(1)
10.42	Registrant Stock Appreciation Rights Plan.(1)
10.43	Note and Pledge Agreement dated October 30, 1996, between BCBSUW and United Wisconsin Services, Inc. (assumed by and assigned to the Registrant).(1)
10.44	Administrative Services Agreement between UWSI and HMO of Wisconsin Insurance Corporation, effective November 1, 1994.(1)
10.45	Assumption and Administration Agreement by and among Wellmark, Inc., Wellmark Community Insurance, Inc., BCBSUW and UWIC, effective June 1, 2000.(7)
10.46	Amendment to Employee Benefits Agreement between UWS and American Medical Security Group, Inc. effective September 21, 1998.(2)
10.47	Executive Severance Agreement by and between UWS and Michael E. Bernstein effective June 8, 2000.(7)
10.48	2001 Supplemental Incentive Plan Award Agreement, effective January 1, 2001.
11	Statement regarding computation of per share earnings. (See Note 2 of Notes to Combined Financial Statements).(1)
21	Subsidiaries of the Registrant.
(1)
Incorporated by reference to Registrant's Registration Statement on Form 10 declared effective September 11, 1998.

(2)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(3)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(4)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(5)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(6)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(7)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(8)
Incorporated by reference to Current Report on Form 8-K filed December 22, 2000.

QuickLinks

UNITED WISCONSIN SERVICES, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the Year Ended December 31, 2000
PART I
  ITEM 1: Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 4a: Executive Officers of the Registrant
PART II
  ITEM 5. Market For Registrant's Common Equity.
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Auditors
United Wisconsin Services, Inc. Consolidated Balance Sheets
United Wisconsin Services, Inc. Consolidated Statements of Operations
United Wisconsin Services, Inc. Consolidated Statements of Cash Flows
United Wisconsin Services, Inc. Notes to Consolidated Financial Statements Years ended December 31, 2000, 1999 and 1998
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE IV—REINSURANCE
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
UNITED WISCONSIN SERVICES, INC. INDEX TO EXHIBITS