Form 10-Q
period 2001-03-31
COBALT CORP
filed 2001-05-15
CIK 1062780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2001


                         COMMISSION FILE NUMBER 1-14177


                               COBALT CORPORATION
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

Common stock outstanding as of April 30, 2001 was 40,412,393.

                               COBALT CORPORATION

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                       For the Period Ended March 31, 2001

PART I

Financial Statements and Supplementary Data..................................................................  3

Management's Discussion and Analysis of Financial Condition and Results of Operations........................ 14

Quantitative and Qualitative Disclosures about Market Risk................................................... 19

PART II

Other Information............................................................................................ 20

Signature Page............................................................................................... 22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               COBALT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,           December 31,
                                                                               2001                 2000
                                                                          ----------------------------------
                                                                           (UNAUDITED)            (NOTE A)
                                                                                    (IN THOUSANDS)
ASSETS

Current assets:

     Cash and cash equivalents                                             $   37,696           $    1,305
     Investments--available-for-sale, at fair value                           162,758               44,373
     Due from affiliates                                                        4,920               12,896
     Premium receivables                                                       49,877                3,325
     Due from clinics and providers                                            15,879                7,063
     Other receivables                                                         60,485               28,127
     Prepaid expenses and other current assets                                 29,738               18,385
                                                                          ----------------------------------
           Total current assets                                               361,353              115,474

Investments--held-to-maturity, at amortized cost                                9,949                    -
Investments in affiliates                                                      98,878              105,609
Property and equipment, net                                                    36,745               25,139
Goodwill                                                                      100,063                8,020
Note receivable from affiliate                                                      -               70,000
Prepaid pension                                                                46,998               36,471
Deferred income taxes                                                          17,514               19,067
Other noncurrent assets                                                        32,487               14,425
                                                                          ----------------------------------
           Total noncurrent assets                                            342,634              278,731
                                                                          ----------------------------------

Total assets                                                               $  703,987           $  394,205
                                                                          ==================================

            See Notes to Interim Consolidated Financial Statements.

                                COBALT CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                              March 31,        December 31,
                                                                                 2001              2000
                                                                            ---------------------------------
                                                                             (UNAUDITED)         (NOTE A)
                                                                                     (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Medical and other benefits payable                                      $  227,957        $  104,415
     Advance premiums                                                            90,758            40,745
     Due to affiliates                                                              128               910
     Payables and accrued expenses                                               45,800            29,597
     Short-term debt                                                             10,081                 -
     Other current liabilities                                                   10,696             5,162
                                                                            ---------------------------------
           Total current liabilities                                            385,420           180,829

Noncurrent Liabilities:
     Other benefits payable                                                      39,361                 -
     Deferred income taxes                                                       20,699            20,699
     Postretirement benefits other than pension                                  17,504            12,722
     Other noncurrent liabilities                                                12,287            11,012
                                                                            ---------------------------------
           Total liabilities                                                    475,271           225,262

Shareholders' equity:

     Common stock (no par value, no stated value,
      48,362,298 issued, 7,949,904 held in treasury
      and 40,412,393 outstanding at March 31, 2001)                             248,536                 -
     Retained earnings (deficit)                                                (19,597)          170,907
     Accumulated other comprehensive loss                                          (223)           (1,964)
                                                                            ---------------------------------
           Total shareholders' equity                                           228,716           168,943
                                                                            ---------------------------------

Total liabilities and shareholders' equity                                   $  703,987        $  394,205
                                                                            =================================

              See Notes to Interim Consolidated Financial Statements.

                               COBALT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three months ended
                                                                           March 31,
                                                                    2001               2000
                                                               ---------------------------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
   Health services revenue:
     Premium revenue                                            $  150,022         $  122,844
     Government contract fees                                       26,903             15,168
     Other revenue                                                   7,702              5,844
   Investment results                                                2,064              2,411
                                                                ----------         ----------
           Total revenues                                          186,691            146,267

Expenses:

     Medical and other benefits                                    128,440            113,290
     Selling, general and administrative                            54,935             40,070
     Interest                                                            -                 63
     Amortization of goodwill                                          181                113
                                                                ----------         ----------
           Total expenses                                          183,556            153,536
                                                                ----------         ----------

Operating income (loss)                                              3,135             (7,269)

Equity in net loss of affiliate, net of tax                         (1,851)              (639)
                                                                ----------         ----------

Net income (loss)                                               $    1,284         $   (7,908)
                                                                ==========         ==========

Basic earnings (loss) per common share                          $     0.04         $    (0.25)
                                                                ==========         ==========

Diluted earnings (loss) per common share                        $     0.04         $    (0.25)
                                                                ==========         ==========

              See Notes to Interim Consolidated Financial Statements.

                               COBALT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                      Retained    Accumulated Other       Total
                                                     Common Shares       Common       Earnings      Comprehensive     Shareholders'
                                                      Outstanding         Stock       (Deficit)     Income (Loss)         Equity
                                                     ------------------------------------------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 2000                                     -     $       -      $ 170,907         $(1,964)        $ 168,943
   Capitalization of Wisconsin United
        for Health Foundation, Inc.                     31,313,390       192,577       (192,577)              -                 -
   Issuance of common stock - acquisition                9,099,003        55,959              -               -            55,959
   Adjustments as a result of purchase accounting                              -             82               -                82
   Change in ownership of affiliates                                           -            707               -               707
   Comprehensive income:
        Net income                                                             -          1,284               -             1,284
        Change in unrealized loss on investments                                                          1,741             1,741
                                                                                                                        ---------
             Comprehensive income                                              -              -               -             3,025
                                                     ------------------------------------------------------------------------------
Balance at March 31, 2001                               40,412,393     $ 248,536      $ (19,597)        $  (223)        $ 228,716
                                                     ==============================================================================

              See Notes to Interim Consolidated Financial Statements.

                               COBALT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three months ended
                                                                                       March 31,
                                                                                  2001           2000
                                                                               ------------------------
                                                                                    (IN THOUSANDS)
Operating activities:
   Net income (loss)                                                            $ 1,284       $ (7,908)
   Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
            Equity in loss of affiliates                                          1,851            639
            Depreciation and amortization                                         2,331          2,067
            Realized investment losses                                                1             49
            Changes in operating accounts, net of acquisitions:
                Premium receivables                                                (106)           165
                Other receivables                                               (11,427)           (22)
                Due from clinics and providers                                    1,689           (375)
                Medical and other benefits payable                               (3,698)         6,486
                Advance premiums                                                 (1,096)         3,739
                Due to affiliates, net                                           (9,321)         2,810
                Other, net                                                         (490)        (3,958)
                                                                               ------------------------
                 Net cash provided by (used in) operating activities            (18,982)         3,692

Investing activities:
   Acquisition of subsidiaries - UWS                                             50,026              -
   Purchases of available-for-sale investments                                  (20,220)          (833)
   Proceeds from sale of available-for-sale investments                          27,907          1,329
   Additions to property and equipment                                           (2,340)        (1,038)
                                                                               ------------------------

                 Net cash provided by (used in) investing activities             55,373           (542)

Financing activities:
   Proceeds from line of credit, net                                                  -         (3,950)
   Repayment of debt                                                                  -            (10)
                                                                               ------------------------

                 Net cash used in financing activities                                -         (3,960)

Cash and cash equivalents:
   Increase (decrease) during period                                             36,391           (810)
   Balance at beginning of year                                                   1,305         (5,054)
                                                                               ------------------------
                 Balance at end of period                                      $ 37,696       $ (5,864)
                                                                               ========================

              See Notes to Interim Consolidated Financial Statements.

                               COBALT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001

Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Cobalt Corporation ("Cobalt") Form 8-K, as filed with the Securities and Exchange Commission ("SEC").

On March 23, 2001, Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") converted to a stock corporation and became a wholly owned subsidiary of United Wisconsin Services, Inc. ("UWS"), otherwise known as the combination. UWS was renamed Cobalt Corporation, and in exchange for ownership of BCBSUW, Cobalt gave 31,313,390 shares of newly issued common stock to the Wisconsin United for Health Foundation, Inc. (the "Foundation"). The combination is further described in Item 4 of this Form 10-Q.

The combination is treated as a purchase by BCBSUW of the 9,099,003 shares of UWS that it did not already own at the market price of $6.15 per share as of the closing date. Under generally accepted accounting principles ("GAAP"), the difference between the market price and the adjusted book value per share of UWS was recorded as goodwill under the purchase method of accounting. The 7,949,904 shares of Cobalt common stock owned by BCBSUW are treated as treasury stock for the purposes of calculating earnings per share ("EPS"). Goodwill is being amortized over a period of 15 years.

Cobalt's balance sheet as of March 31, 2001 reflects the purchase accounting adjustments for the combination transaction, which was finalized March 23, 2001. The balance sheet as of December 31, 2000 reflects only BCBSUW. The combination is treated as a reverse purchase whereby BCBSUW becomes the reporting entity. Accordingly, the historical consolidated statements of operations for Cobalt include the operations of BCBSUW and its wholly owned subsidiary, United Government Services LLC ("UGS"). The pro forma statements of operations for Cobalt presented in Note C. include the operations of the former UWS and BCBSUW with elimination of intercompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the transaction was completed at the beginning of the reporting period.

Note B. Net Income (Loss) Per Share

Basic EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for stock options. When Cobalt reports a net loss, potentially dilutive securities are not included in the calculation of EPS because their inclusion would have an antidilutive effect. The weighted average number of common shares outstanding used in the calculation of basic and diluted EPS are 32,223,290 and 32,401,194, respectively for the three months ended March 31, 2001.

Options to purchase 2,645,013 common shares during the three months ended March 31, 2001 were not included in the computation of diluted EPS since the options' exercise prices were greater than the average market price of the outstanding common shares.

Note C. Pro forma Financial Information (Unaudited)

                    PRO FORMA COBALT STATEMENT OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2001             2000
                                                              -----------------------------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
      Health services revenue:
         Premium                                                    $368,221           $313,436
         Government contract fees                                     26,903             15,168
         Other                                                        18,114             15,013
      Investment results                                               3,514              3,264
                                                              -----------------------------------
           Total revenues                                            416,752            346,881
Expenses:
      Medical and other benefits                                     320,636            287,104
      Selling, general, administrative and other                      89,711             70,441
      Profit (loss) sharing on joint venture                               -                (86)
      Interest                                                           183                267
      Amortization of goodwill                                         1,726              1,482
                                                              -----------------------------------
           Total expenses                                            412,256            359,208
                                                              -----------------------------------
Operating income (loss)                                                4,496            (12,327)
Equity in net income (loss) of affiliates, net of tax                 (2,285)               548
                                                              -----------------------------------
Pre-tax income (loss)                                                  2,211            (11,779)
Income tax expense                                                       477                178
                                                              -----------------------------------
           Net income (loss)                                        $  1,734           $(11,957)
                                                              ===================================

Earnings (loss) per share:
         Basic and Diluted                                             $0.04             $(0.30)

Weighted average shares outstanding:
         Basic                                                    40,412,393         40,412,393
         Diluted                                                  40,585,385         40,412,393

                         PRO FORMA MEMBERSHIP ANALYSIS:


          Members at end of period:                                               MARCH 31,
                                                                             2001           2000
                                                                        ------------------------------
          MEDICAL (BY PRODUCT TYPE):
              HMO                                                            221,680        200,975
              PPO                                                            136,702        127,363
              Point of Service                                                86,897         89,210
              Medicaid                                                         4,219         45,782
              Medicare Risk                                                   11,742         12,818
              Other/Individual                                                92,111         84,892
                                                                        ------------------------------
                   Total  insured members                                    553,351        561,040
              Self-funded                                                    179,274        251,962
                                                                        ------------------------------
                   Total medical members                                     732,625        813,002
                                                                        ==============================

          SPECIALTY PRODUCTS AND SERVICES:
              UWG Life/AD&D                                                  159,924        165,591
              Dental                                                         340,705        341,201
              Behavioral Health & Medical Management                       1,452,072      1,515,841
              Disability and other                                           116,121        121,879

          Workers' Compensation policies in force:                               735            492

Significant changes between the pro forma statements of operations pertaining to the historical UWS operations are as follows:

Premium revenue increases in 2001 are attributable to the re-pricing of the HMO products. As a result of this pricing, the loss ratio for the HMO segment improved from 93.6% for the three months ended March 31, 2000 to 90.7% for the three months ended March 31, 2001.

The increase in HMO membership is primarily due to the acquisition of the insurance business of Family Health Plan during the fourth quarter of 2000, offset by January cancellations. The reduction in Medicaid membership resulted from UWS exiting substantially all of its Medicaid business. The largest termination was its contract with the State of Wisconsin for CompcareBlue HMO's participation in the state's Medicaid program, effective April 1, 2000. Currently, there are only two counties in Wisconsin in which UWS continues to participate in the Medicaid program.

The assumption of the State of Wisconsin life insurance business, which was reported in the specialty risk segment, was cancelled in November of 2000. This business accounted for approximately $5.2 million in premiums for the three months ended March 31, 2000, with a loss ratio of 93.9%. The cancellation of this business had a favorable impact on the overall loss ratio for the specialty risk business, which improved to 74.1% for the three months ended March 31, 2001 from 77.8% for the comparable period in 2000.

The expense ratios in general, improved for all segments as a result of increased premium rates and continued cost saving measures being implemented.

Included in the pro forma other operations is $3.8 million in transaction expenses related to the combination of BCBSUW and UWS, of which $2.6 million was recorded by BCBSUW and $1.2 million recorded by UWS.

Note D. Related Party

As disclosed in Note A., on March 23, 2001 BCBSUW converted to a stock corporation and became a wholly owned subsidiary of UWS. UWS was renamed Cobalt Corporation, and in exchange for ownership of BCBSUW, Cobalt gave 31,313,390 shares of newly issued common stock to the Foundation.

Note E. Investment in Affiliates

Condensed Statements of Operations

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 2001            2000
                                           ---------------------------------
                                                    (IN THOUSANDS)
    Premium revenue                            $222,470          $247,905

    Medical and other benefits                  166,580           188,563

    Underwriting gain                            55,890            59,342

    Net income (loss)                            (5,140)            1,344

As of March 31, 2001 and 2000, Cobalt owned 44.8% and 40.9%, respectively of American Medical Security Group, Inc. (NYSE:AMZ).

Note F. Comprehensive Income (Loss)

A reconciliation from net income (loss) reported in the Consolidated Statements of Operations to comprehensive income (loss) is stated below:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         2001             2000
                                                                    ---------------- ----------------
                                                                             (IN THOUSANDS)
    Net income (loss) per Consolidated Statements of Operations          $1,284           $(7,908)
    Change in unrealized loss on investments, net of taxes                1,741               349
                                                                    ---------------------------------

    Comprehensive income (loss)                                          $3,025           $(7,559)
                                                                    =================================

Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions.

Note G. Segment Reporting

         The Company has five reportable business segments: insured medical products, specialty risk products, specialty service products, self-funded products and government services. Insured medical products include: BCBSUW full coverage, copayment, preferred provider organization, Medicare supplement and interim coverage and UWS Health Maintenance Organization ("HMO") and point of service products sold primarily in Wisconsin. The specialty risk products include dental, life, disability and workers' compensation products. The specialty service products include managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services. The specialty service products segment includes activity from UWS subsidiaries; and therefore, on a historical basis this segment does not have any activity in it for the first quarter of 2001 and 2000, respectively. The specialty products and services are sold throughout the United States. The self-funded products consist of administrative services and access to Cobalt's extensive provider networks for uninsured contracts. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin.

         "Other Operations" include activities not directly related to the business segments, unallocated corporate items (i.e. equity in net income
(loss) of affiliates, amortization of goodwill and unallocated overhead expenses) and intercompany eliminations. The Company evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the December 31, 2000 audited financial statements in the summary of significant accounting policies.

Financial data by segment is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 2001                 2000
                                            ----------------------------------
                                                      (IN THOUSANDS)
         Health services revenue:
           Insured medical                    $  143,318         $  115,966
           Specialty risk products                 7,484              7,484
           Government services                    26,903             15,168
           Self-funded products                    7,702              5,844
           Other operations                         (780)              (606)
                                            ------------------------------------
               Total consolidated               $184,627         $  143,856
                                            ====================================
         Investment results:
           Insured medical                    $    1,898         $    2,021
           Specialty risk products                    99                130
           Government services                       143                158
           Self-funded products                       15                102
           Other operations                          (91)                 -
                                           -------------------------------------
             Total consolidated              $     2,064         $    2,411
                                           =====================================

         Pre-tax income (loss):
           Insured medical                   $     6,895         $   (2,839)
           Specialty risk products                    93               (201)
           Government services                       341                215
           Self-funded products                   (1,540)            (3,781)
           Other operations                       (4,505)            (1,302)
                                           -------------------------------------
             Total consolidated              $     1,284         $   (7,908)
                                           =====================================

                                              MARCH 31,         DECEMBER 31,
                                                2001                2000
                                          --------------------------------------
                                                     (IN THOUSANDS)
        Total assets:
          Insured medical                    $   539,341         $  240,787
          Specialty risk products                 64,113             14,100
          Specialty service products              24,493                  -
          Government services                     21,807             22,061
          Self-funded products                    12,497             11,648
          Other operations                        41,736            105,609
                                          --------------------------------------
                Total consolidated            $  703,987         $  394,205
                                          ======================================

Total assets (excluding government services assets and investment in affiliates) are allocated by segment based on the percentage of pro forma revenue for the three months ended March 31, 2001 and historical revenue for the year ended December 31, 2000. Investment in unconsolidated affiliates is classified in other operations.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        2001                2000
                                                   -----------------------------------
                                                             (IN THOUSANDS)
        Health services revenue from transactions
          with other operating segments:
          Insured medical                               $(780)               $(606)

Note H. Statutory Financial Information

The Codification of Statutory Accounting Principles ("Codification") promulgated by the National Association of Insurance Commissioners and adopted by the Office of the Commissioner of Insurance for the State of Wisconsin took effect on January 1, 2001. Codification impacts the calculation of statutory surplus for Cobalt's insurance subsidiaries. The impact varies by subsidiary with the most significant changes in surplus resulting from the treatment of deferred tax assets and health care and pharmacy rebate receivables. The March 31, 2001 statutory financial statements fully reflect the implementation of Codification. Cobalt has taken certain actions including the reallocation of capital to mitigate the impact of Codification of its subsidiaries.

Note I. Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2000 to conform with the 2001 presentation.

           COBALT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The registrant, formerly known as UWS (a Wisconsin corporation), was renamed Cobalt Corporation upon completion of the combination of BCBSUW and UWS on March 23, 2001. BCBSUW was organized in 1939 and provides health and dental insurance coverage and related services to both the private and public sectors. BCBSUW offers full coverage, co-payment, preferred provider organization, Medicare supplement and interim coverage options to groups and individuals. BCBSUW is the only health insurer in the state operating full-service regional sales and customer service centers. Through BCBSUW's wholly owned subsidiary UGS, BCBSUW is a government contractor and processes Medicare claims for providers in all 50 states and is currently the largest Part A Medicare processor in the nation. Cobalt is also a leading provider of managed health care services and employee benefit products through the historical UWS subsidiaries, which also provide HMO products, dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services. The activity from the UWS subsidiaries is not included in the discussion below, since the combination is accounted for under GAAP as a purchase by BCBSUW of the 53.4% of UWS it did not already own, which results in BCBSUW being considered the registrant for SEC accounting purposes.

         The following Management's Discussion and Analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Cobalt Form 8-K, as filed with the SEC.

         In the discussion below, the number of "members" is equivalent to the number of persons covered by contracts in force.

                      SUMMARY OF MEMBERSHIP AND RATIOS

                                                          MARCH 31,
                                                   2001(1)           2000
                                                ------------------------------
     Membership at end of period:
          Insured medical                          246,675         233,054
          Specialty risk products                  142,531         148,086
          Self-funded products                     173,295         245,481
                                                ------------------------------
             Total membership                      562,501         626,621
                                                ==============================

     Membership (as a percentage of the total):
           Insured medical                            43.9%          37.2%
           Specialty risk products                    25.3%          23.6%
           Self-funded products                       30.8%          39.2%
                                                ------------------------------
              Total membership                       100.0%         100.0%
                                                ==============================

     (1) Excludes UWS membership, which is referred to in note C.

                    SUMMARY OF OPERATING RESULTS AND RATIOS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          2001            2000
                                                                     -------------------------------
                                                                             (IN THOUSANDS)
     Revenue:
        Insured medical                                                $143,318      $115,966
        Specialty risk products                                           7,484         7,484
        Government services                                              26,903        15,168
        Self-funded products                                              7,702         5,844
        Intercompany eliminations                                          (780)         (606)
                                                                     -------------------------------
           Total health services revenue                                184,627       143,856
        Investment results                                                2,064         2,411
                                                                     -------------------------------
           Total revenue                                               $186,691      $146,267
                                                                     ===============================

     Health services revenue (as a percentage of the total):
           Insured medical                                                 77.6%         80.6%
           Specialty risk products                                          4.0           5.2
           Government services                                             14.6          10.5
           Self-funded products                                             4.2           4.1
           Intercompany eliminations                                       (0.4)         (0.4)
                                                                     -------------------------------
              Total                                                       100.0%        100.0%
                                                                     ===============================

     Operating ratios:
         Insured medical loss ratio(1)                                     86.0%         93.2%
         Specialty risk products loss ratio(1)                             78.8%         78.3%

     Selling, general, and administrative expense:
        Insured medical SGA ratio(2)                                       10.3%         10.9%
        Specialty risk products SGA ratio(2)                               21.2%         26.0%

     Self-funded admin. fees per member per month                        $14.81          $7.94
     Self-funded SGA per member per month                                $17.81         $13.20

----------------------------------------

         (1) Insured medical and other benefits as a percentage of premium revenue.

         (2) Insured selling, general and administrative expenses as a percentage of premium revenue.

         Cobalt's revenues are derived primarily from premiums, while medical benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

RESULTS OF OPERATIONS

Total Revenues
--------------

           Total revenues for the three months ended March 31, 2001 increased 27.6% to $186.7 million from $146.3 million for the three months ended March 31, 2000. This increase was due primarily to increased membership in the insured product line, premium rate increases on medical insurance business and new government fee based contracts.

         Health Services Revenue
         -----------------------

         INSURED MEDICAL REVENUE. Insured medical premium for the three months ended March 31, 2001 increased 23.5% to $143.3 million from $116.0 million for the three months ended March 31, 2000. The increase is due to increases in average premium revenue per member and increases in the average number of medical members. Average insured medical premium per member for the three months ended March 31, 2001 increased 16.8% from the same period in 2000. The number of insured medical members as of March 31, 2001 increased 5.8% to 246,675 from 233,054 as of March 31, 2000.

         SPECIALTY RISK PRODUCTS. Insured dental premium for the three months ended March 31, 2001 and for the three months ended March 31, 2000 remained constant at $7.5 million. This reflects a 3.8% increase in average premium revenue per member for the three months ended March 31, 2001, offset by a 3.8% decrease in the average number of dental members compared to the three months ended March 31, 2000. The number of insured dental members as of March 31, 2001 decreased to 142,531 from 148,086 as of March 31, 2000.

         GOVERNMENT SERVICES. Government services revenue for the three months ended March 31, 2001 increased 77.0% to $26.9 million from $15.2 million for the three months ended March 31, 2000. The increase from 2000 to 2001 is attributable to significant growth in the volume of Medicare claims processed, due to being awarded additional government contracts. Effective December 1, 2000, UGS became the Medicare Part A Intermediary for the states of California, Nevada and Hawaii, and the territories of Guam, Mariana Islands and American Somoa. In addition, also effective December 1, 2000, UGS became the Regional Home Health Intermediary for the states of California, Nevada, Arizona, Hawaii, Oregon, Idaho, Washington, and Alaska, and the territory of Guam.

         SELF-FUNDED PRODUCTS. Self-funded administrative fees for the three months ended March 31, 2001 increased 32.8% to $7.7 million from $5.8 million for the three months ended March 31, 2000. The average self-funded administrative fee per member per month for the three months ended March 31, 2001 increased 86.5% to $14.81 from $7.94 for the three months ended March 31, 2000. The number of self-funded members as of March 31, 2001 decreased 29.4% to 173,295 from 245,481 as of March 31, 2000. The increase in fee per member in 2001 and decrease in total members for 2001 is due to aggressive pricing on targeted group contracts and subsequent loss of unprofitable business.

         Investment Results
         ------------------

         Net investment results includes investment income and realized gains (losses) on the sale of investments. Net investment results for the three months ended March 31, 2001 decreased 12.5% to $2.1 million from $2.4 million for the three months ended March 31, 2000. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income were 6.37% for the three months ended March 31, 2001, compared to 6.92% for the three months ended March 31, 2000.

         Average invested assets, excluding UWS and the investment in AMS, for the three months ended March 31, 2001 decreased 32.6% to $37.2 million, compared to $55.2 million for the three months ended March 31, 2000. The improvement during the three months ended March 31, 2001 is a result of cash requirements necessary to fund 2000 operating losses. As of March 31, 2001, Cobalt's invested assets increased by an additional $136.1 million due to the acquisition of UWS.

         Investment gains (losses) are realized in the normal investment process in response to market opportunities. Realized losses were insignificant for both the three months ended March 31, 2001 and for the three months ended March 31, 2000.

Expense Ratios
--------------

         LOSS RATIO. The insured medical loss ratio for the three months ended March 31, 2001 was 86.0%, compared with 93.2% for the three months ended March 31, 2000. The decrease in the medical loss ratio is primarily the result of pricing increases instituted in response to higher than anticipated medical utilization and cost trends. This improvement also reflects the additional increases in the level of government reimbursements, the implementation of pricing increases and other cost control measures on the Medicare Risk business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE RATIO. The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense. The insured medical SGA expense ratio for the three months ended March 31, 2001 was 10.3%, compared with 10.9% for the three months ended March 31, 2000. The improved SGA expense ratio in 2001 is the result of expense control measures instituted, combined with a higher premium base in 2001 due to pricing increases. Similar improvement was experienced in the specialty risk products SGA ratio, which improved to 21.2% for the three months ended March 31, 2001 from 26.0% for the three months ended March 31, 2000. Additional expense reduction measures are currently targeted in this area.

The average self-funded SGA expense per member per month increased 34.9% for the three months ended March 31, 2001 to $17.81 from $13.20 for the three months ended March 31, 2000. The decrease in the self-funded membership for the three months ended March 31, 2001 caused the SGA expense per member per month to increase. Additional expense reduction measures are currently targeted in this area.

         OPERATING EXPENSE RATIO. The operating expense ratio for Government services for the three months ended March 31, 2001 improved to 99.3% from 99.6% for the three months ended March 31, 2000. This improvement is due to revenue growth due to additional business acquired.

Other Expenses
--------------

         Blue Cross has a bank line of credit, in which UWS participates, that permits aggregate borrowings up to $20 million. Interest expense, related to the bank line of credit, was $0.1 million for the three months ended March 31, 2000.

         In 1999, Blue Cross purchased 1.4 million additional shares of UWS stock. The excess of cost over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a period of 15 years. In addition, goodwill was recorded on additional insurance business acquired in 2000 and is being amortized over a five year period. Amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. As a result of purchase accounting, $75.1 million of goodwill was recorded in 2001 for Cobalt. This goodwill will be amortized over a period of 15 years starting in April of 2001.

Net Income (Loss)
-----------------

         Consolidated net results improved for the three months ended March 31, 2001 to a gain of $1.3 million compared to a loss of $7.9 million for the three months ended March 31, 2000. The $1.3 million gain for the three months ended March 31, 2001 was the combination of a $3.1 million operating gain offset by $1.8 million equity in the net loss of affiliates, net of tax. The $3.1 million operating gain reflects improvement in the insured loss and SGA ratios and continued growth in government contract business. In addition, $2.6 million in transaction expenses related to the combination were recorded in the three months ended March 31, 2001.

         Because of operating loss carryforwards, Blue Cross did not have current income tax expense or benefit for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cobalt's sources of cash flow consist primarily of health services revenues and investment income. The primary use of cash includes medical and other benefit payments, as well as operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. Cobalt's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

         Cobalt's cash flow improved for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 primarily due to the acquisition of UWS, which added $50.0 million to Cobalt's cash and cash equivalents balance.

         As a Primary Licensee of the BlueCross BlueShield Association ("Association"), Cobalt is required to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the BCA. BCBSUW and Compcare Health Services Insurance Corporation are both considered larger controlled affiliate licensees by the Association and must also adhere to these requirements

         Cobalt's investment portfolio consists primarily of investment-grade bonds and government securities and has a limited exposure to equity securities. At March 31, 2001, $163.8 million or 94.9% of Cobalt's total investment portfolio was invested in bonds compared with $41.8 million or 67.2% at March 31, 2000. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa2" and "Aa3" at March 31, 2001 and March 31, 2000, respectively. At March 31, 2001, $162.8 million or 94.2% of Cobalt's total investment portfolio was classified as available-for-sale compared with $61.5 million or 98.9% as of March 31, 2000. The market value of the total investment portfolio, which includes stocks and bonds, was greater than amortized cost by $0.3 million and less than amortized cost by $0.4 million at March 31, 2001 and at March 31, 2000, respectively. Unrealized holding gains and losses on bonds classified as available-for-sale are included as a component of surplus, net of applicable deferred taxes. Cobalt has no investments in mortgage loans, no non-publicly traded securities (except for investments related to its affiliates), real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities).

         Cobalt has an outstanding line of credit in the amount of $15.0 million as of March 31, 2001 available to Health Professionals of Wisconsin, Inc. The balance was $4.6 million and $6.0 million as of March 31, 2001 and March 31, 2000, respectively. Interest on the line of credit is calculated using prime rate.

         Cobalt is required to maintain certain levels of statutory capital and surplus under the NAIC Risk Based Capital ("RBC") requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon the amount and type of premiums written. In addition to statutory capital requirements, Cobalt is required to maintain certain levels as determined by the Association.

         In addition to internally generated funds and periodic borrowings on its bank line of credit, Cobalt believes that additional financing to facilitate long-term growth could be obtained through offerings, debt offerings, or bank borrowings, as market conditions may permit or dictate.

         During the third quarter of 2000, Cobalt entered into an agreement to purchase a 25% interest in a Wisconsin-based health plan for $12.5 million. The purchase was subject to a right-of-first-refusal under an agreement with existing shareholders of the health plan. This agreement has since expired and Cobalt is no longer under any obligation to purchase.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because of Cobalt's investment policies, the primary market risks associated with Cobalt's portfolio are interest rate risk, credit risk and the risk related to fluctuations in equity prices. With respect to interest rate risk, a reasonably near-term rise in interest rates could negatively affect the fair value of Cobalt's bond portfolio. However, because Cobalt considers it unlikely that Cobalt would need or choose to substantially liquidate its portfolio, Cobalt believes that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, Cobalt is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

         The overall goal of the investment portfolio is to support the ongoing operations of Cobalt. Cobalt's philosophy is to manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Cobalt manages these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among asset classes and segments within various asset classes, and using performance measurement and reporting.

         Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of March 31, 2001 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of Cobalt's modeled financial assets (aggregate of BCBSUW and UWS portfolios) resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $6.6 million as of March 31, 2001.

PART II. OTHER INFORMATION

                               COBALT CORPORATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A special meeting of shareholders was held February 23, 2001. At that meeting, shareholders voted to approve an exchange agreement to combine United Wisconsin Services, Inc. ("the Company") with Blue Cross & Blue Shield United of Wisconsin.

           15,307,995 votes were cast for approval of the exchange agreement, 73,990 votes were cast against or withheld approval of the exchange agreement, 7,424 votes abstained and there were 1,659,499 broker non-votes.

           Pursuant to the exchange agreement (the transactions contemplated by which were completed March 23, 2001):

           1. BCBSUW was converted from a non-stock service insurance corporation to a stock insurance corporation, and all of the issued and outstanding shares of capital stock of BCBSUW were issued to Wisconsin BC Holdings LLC, a Wisconsin limited liability company then wholly owned by Wisconsin United for Health Foundation, Inc.;

           2. BC Holdings exchanged all of the issued and outstanding shares of capital stock of BCBSUW for 31,313,390 shares of newly issued, no par value, common stock of the Company and $500,000 in cash;

           3.     BCBSUW became a wholly owned subsidiary of the Company;

           4. BC Holdings was dissolved and the 31,313,390 shares of the Company common stock were distributed to the Foundation;

           5. The Company's Articles of Incorporation and Bylaws were amended and restated to reflect changes necessary to effectuate the combination; and

           6.     The Company changed its name to "Cobalt Corporation".

ITEM 5.    OTHER INFORMATION

           None

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None

           (b)    Reports on Form 8-K

                  The Company filed a current report on Form 8-K on April 9, 2001, reporting a change of control of the registrant and acquisition of assets as a result of the combination.

                  The following financial statements were filed with the Form
                  8-K:

           a.     Financial Statements of Blue Cross & Blue Shield United of
                  Wisconsin

                  (i) Financial Statements of Blue Cross & Blue Shield United of Wisconsin
                      o  Schedule IV - Reinsurance
                      o  Schedule V - Valuation and Qualifying Accounts
                  (ii) Selected Financial Data for Blue Cross & Blue Shield United of Wisconsin
                  (iii) Management's Discussion and Analysis of Financial Condition and results of Operations for Blue Cross & Blue Shield United of Wisconsin

           b.     Pro Forma Financial Information
                  (i)    Unaudited Pro Forma Balance Sheet
                  (ii)   Unaudited Pro Forma Statement of Operations

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                           COBALT CORPORATION


                                       By: /s/ Gail L. Hanson
                                       -------------------------------------

                                       Gail L. Hanson
                                       Senior Vice President, Treasurer and
                                       Chief Financial Officer