Form 10-Q
period 2001-06-30
COBALT CORP
filed 2001-08-14
CIK 1062780

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended June 30, 2001

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

Yes    ☒            No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock outstanding as of July 31, 2001 was 40,421,143.

COBALT CORPORATION

INDEX TO
QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2001

PART I

Financial Statements and Supplementary Data

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

PART II

Other Information

Signature Page

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note A)
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$31,359	$1,305
Investments—available-for-sale, at fair value	181,548	44,373
Due from affiliates	6,123	12,896
Premium receivables	42,797	3,325
Due from clinics and providers	15,926	7,063
Other receivables	54,485	28,127
Prepaid expenses and other current assets	32,947	18,385

Total current assets	365,185	115,474

Investments—held-to-maturity, at amortized cost	11,000	-
Investments in affiliates	99,814	105,609
Property and equipment, net	37,838	25,139
Goodwill	98,546	8,020
Note receivable from affiliate	-	70,000
Prepaid pension	48,167	36,471
Deferred income taxes	28,302	19,067
Other noncurrent assets	33,779	14,425

Total noncurrent assets	357,446	278,731

Total assets	$722,631	$394,205

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note A)
	(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Medical and other benefits payable	$214,322	$104,415
Advance premiums	94,436	40,745
Due to affiliates	81	910
Payables and accrued expenses	53,102	29,597
Short-term debt	14,176	-
Other current liabilities	18,504	5,162

Total current liabilities	394,621	180,829

Noncurrent liabilities:

Other benefits payable	42,971	-
Deferred income taxes	28,302	20,699
Postretirement benefits other than pension	17,746	12,722
Other noncurrent liabilities	15,068	11,012

Total liabilities	498,708	225,262

Shareholders' equity:

Common stock (no par value, no stated value, 48,371,048 issued, 7,949,904 held in treasury (see Note A) and 40,421,143 outstanding at June 30, 2001)	248,574	-
Retained earnings (deficit)	(22,999)	170,907
Accumulated other comprehensive loss	(1,652)	(1,964)

Total shareholders' equity	223,923	168,943

Total liabilities and shareholders' equity	$722,631	$394,205

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands, except share data)

Revenues:
Health services revenue:
Premium revenue	$369,131	$130,591	$519,153	$253,435
Government contract fees	29,107	15,947	56,010	31,115
Other revenue	17,628	6,324	25,330	12,168
Investment results	3,505	2,562	5,569	4,973

Total revenues	419,371	155,424	606,062	301,691

Expenses:

Medical and other benefits	333,577	122,859	462,017	236,149
Selling, general,administrative and other	88,074	41,221	143,009	81,291
Profit sharing on joint ventures	102	-	102	-
Interest	207	133	207	196
Amortization of goodwill	1,752	147	1,933	260

Total expenses	423,712	164,360	607,268	317,896

Operating loss	(4,341)	(8,936)	(1,206)	(16,205)

Equity in net income (loss) of affiliate, net of tax	658	509	(1,193)	(130)

Pre-tax loss	(3,683)	(8,427)	(2,399)	(16,335)

Income tax expense	113	-	113	-

Net loss	$(3,796)	$(8,427)	$(2,512)	$(16,335)

Basic loss per common share	$(0.09)	$(0.27)	$(0.07)	$(0.52)

Diluted loss per common share	$(0.09)	$(0.27)	$(0.07)	$(0.52)

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Common Shares Outstanding	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

	(In thousands, except share data)

Balance at December 31, 2000	-	$-	$170,907	$(1,964)	$168,943
Capitalization of Wisconsin United for Health Foundation, Inc.	31,313,390	192,577	(192,577)	-	-
Issuance of common stock - acquisition	9,099,003	55,959	-	-	55,959
Issuance of common stock - options exercised	8,750	38	-	-	38
Adjustments as a result of purchase accounting		-	82	-	82
Change in ownership of affiliates		-	1,101	-	1,101
Comprehensive loss:
Net loss		-	(2,512)	-	(2,512)
Change in unrealized loss on investments		-	-	312	312

Comprehensive loss		-	-	-	(2,200)

Balance at June 30, 2001	40,421,143	$248,574	$(22,999)	$(1,652)	$223,923

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2001	2000

	(In thousands)
Operating activities:
Net loss	$(2,512)	$(16,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of affiliates	1,193	130
Depreciation and amortization	8,038	4,462
Realized investment (gains) losses	(79)	(27)
Changes in operating accounts, net of acquisitions:
Premium receivables	6,974	482
Other receivables	(5,717)	(8,282)
Due from clinics and providers	1,642	159
Medical and other benefits payable	(13,723)	10,790
Advance premiums	2,582	6,086
Due to affiliates, net	(10,534)	5,428
Other, net	4,546	(9,373)

Net cash used in operating activities	(7,590)	(6,480)

Investing activities:
Acquisition of subsidiaries	49,817	(1,000)
Purchases of available-for-sale investments	(75,921)	(2,502)
Purchases of held-to-maturity investments	(1,303)	-
Proceeds from sale and maturity of available-for-sale investments	63,430	9,240
Proceeds from maturity of held-to maturity investments	250	655
Additions to property and equipment	(2,752)	(1,613)

Net cash provided by investing activities	33,521	4,780

Financing activities:
Proceeds from line of credit, net	4,293	(5,735)
Repayment of debt	(170)	-

Net cash provided by (used in) financing activities	4,123	(5,735)

Cash and cash equivalents:
Increase (decrease) during period	30,054	(7,435)
Balance at beginning of year	1,305	(5,054)

Balance at end of period	$31,359	$(12,489)

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

Note A. Basis of Presentation

             The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Cobalt Corporation (“Cobalt”) Form 8-K, as filed with the Securities and Exchange Commission (“SEC”).

             On March 23, 2001, Blue Cross & Blue Shield United of Wisconsin (“BCBSUW”) converted to a stock corporation and became a wholly owned subsidiary of United Wisconsin Services, Inc. (“UWS”), (the "combination").  UWS was renamed Cobalt Corporation, and in exchange for ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued common stock to the Wisconsin United for Health Foundation, Inc. (the “Foundation”).

             The combination is treated as a purchase by BCBSUW of the 9,099,003 shares of UWS that it did not already own at the market price of $6.15 per share as of the closing date.  Under generally accepted accounting principles (“GAAP”), the excess of the market price over the adjusted book value per share of UWS was recorded as goodwill under the purchase method of accounting.  The 7,949,904 shares of Cobalt common stock owned by BCBSUW are treated as treasury stock for the purposes of calculating earnings per share (“EPS”). Goodwill is being amortized over a period of 15 years.

             Cobalt’s balance sheet as of June 30, 2001 reflects the purchase accounting adjustments for the combination transaction, which was finalized March 23, 2001.  The balance sheet as of December 31, 2000 reflects only BCBSUW.  The combination is treated as a reverse purchase whereby BCBSUW becomes the reporting entity.  Accordingly, the historical consolidated statements of operations for Cobalt include the operations of BCBSUW and its wholly owned subsidiary, United Government Services LLC (“UGS”).  The pro forma statements of operations for Cobalt presented in Note C. include the operations of the former UWS and BCBSUW with elimination of intercompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the transaction was completed at the beginning of the reporting period.

Note B. Net Income (Loss) Per Share

             Basic EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the potential dilutive effect of outstanding stock options.  When Cobalt reports a net loss, potentially dilutive securities are not included in the calculation of EPS because their inclusion would have an antidilutive effect. The weighted average number of common shares outstanding used in both the calculation of basic and diluted EPS is 40,415,278 for the three months ended June 30, 2001 and 36,341,914 for the six months ended June 30, 2001.

             Options to purchase 2,667,613 and 2,644,312 common shares during the three and six months ended June 30, 2001, respectively, were not included in the computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of the outstanding common shares.  In addition, 969,133 and 1,003,967 potentially dilutive common shares for the three and six months ended June 30, 2001, respectively, were not included because Cobalt had a net loss and their inclusion would have been antidilutive.

Note C. Pro Forma Financial Information (Unaudited)

PRO FORMA COBALT STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Actual)

	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$369,131	$305,674	$737,352	$619,110
Government contract fees	29,107	15,947	56,010	31,115
Other	17,628	16,452	35,742	31,465
Investment results	3,505	3,271	7,019	6,535

Total revenues	419,371	341,344	836,123	688,225
Expenses:
Medical and other benefits	333,577	281,131	654,213	568,235
Selling, general, administrative and other	88,074	70,215	177,785	140,656
Profit sharing on joint venture	102	318	102	232
Interest	207	400	390	667
Amortization of goodwill	1,752	1,526	3,478	3,008

Total expenses	423,712	353,590	835,968	712,798

Operating income (loss)	(4,341)	(12,246)	155	(24,573)
Equity in net income (loss) of affiliates, net of tax	658	1,069	(1,627)	1,617

Pre-tax loss	(3,683)	(11,177)	(1,472)	(22,956)
Income tax expense	113	178	590	356

Net loss	$(3,796)	$(11,355)	$(2,062)	$(23,312)

Loss per share:
Basic and Diluted	$(0.09)	$(0.28)	$(0.05)	$(0.58)

Weighted average shares outstanding:
Basic	40,415,278	40,412,393	40,413,843	40,412,393
Diluted	40,415,278	40,412,393	40,413,843	40,412,393

PRO FORMA MEMBERSHIP ANALYSIS:
Members at end of period:	June 30,
	2001	2000

	(Actual)
Medical (by product type):
HMO	216,707	197,482
PPO	138,017	137,720
Point of Service	85,063	92,702
Medicaid	4,217	3,957
Medicare Risk	10,978	14,091
Other/Individual	90,631	93,549

Total insured members	545,613	539,501
Self-funded:
Non-HMO	166,375	237,927
HMO	5,305	6,568

Total medical members	717,293	783,996

Specialty products and services:
UWG Life/AD&D	162,559	165,621
Dental	330,838	344,951
Disability and other	1,492,338	1,466,130
Behavioral Health & Medical Management	119,032	121,356

Workers’ Compensation policies in force:	740	572

             Some of the trends and developments of the Cobalt business after the date of the combination, and BCBSUW and UWS together on a pro forma basis from January 1, 2001 through the date of the combination, as compared with pro forma combined statements of operations in the comparable periods in 2000, are as follows:

             Premium revenue increases in 2001 are attributable to the re-pricing of the HMO products. The increase in HMO membership is primarily due to the acquisition of the insurance business of Family Health Plan during the fourth quarter of 2000, offset by January cancellations.  Despite the increase in premium revenues, the loss ratio for the HMO segment also increased to 97.4% for the three months ended June 30, 2001 from 93.3% for the three months ended June 30, 2000, due to higher than anticipated medical cost trends.  The loss ratio was 94.0% and 93.4% for the six  months ended June 30, 2001 and 2000, respectively.

             The assumption of the State of Wisconsin life insurance business, which was reported in the specialty risk segment, was cancelled in November of 2000.  This business accounted for approximately $5.5 million and $10.7 million in premiums for the three months and six months ended June 30, 2000,  respectively, with a loss ratio of 94.3% and 94.1%, respectively.  The cancellation of this business had a favorable impact on the overall loss ratio for the specialty risk business, which improved to 75.4% and 75.2% for the three and six months ended June 30, 2001, respectively, from 77.5% and 77.7% for the comparable periods in 2000.

             Overall, the expense ratio for Cobalt improved as a result of increased premium rates and continued cost saving measures being implemented.

             Included in the pro forma other operations for the six months ended June 30, 2001 is $3.8 million in transaction expenses related to the combination of BCBSUW and UWS, of which $2.6 million was recorded by BCBSUW and $1.2 million recorded by UWS.   These expenses were recorded in the first quarter of 2001.

Note D. Related Party

             As disclosed in Note A., on March 23, 2001 BCBSUW converted to a stock corporation and became a wholly owned subsidiary of UWS.  UWS was renamed Cobalt Corporation, and in exchange for ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued common stock to the Foundation.

Note E. Investment in Affiliates

             Condensed Statements of Operations as reported by American Medical Security Group, Inc. (“AMSG”) (NYSE:AMZ):

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands)

Premium revenue	$213,645	$240,537	$436,115	$488,442

Medical and other benefits	156,174	181,512	322,754	370,075

Underwriting gain	57,471	59,025	113,361	118,367

Net income (loss)	1,466	2,575	(3,674)	3,919

             As of June 30, 2001 and 2000, Cobalt owned 45.1% and 43.3%, respectively of AMSG.

Note F. Comprehensive Income (Loss)

             A reconciliation from net income (loss) reported in the Consolidated Statements of Operations to comprehensive income (loss) is stated below:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands)
Net loss per Consolidated Statement of Operations	$(3,796)	$(8,427)	$(2,512)	$(16,335)
Change in unrealized loss on investments, net of taxes	(1,429)	(538)	312	(189)

Comprehensive loss	$(5,225)	$(8,965)	$(2,200)	$(16,524)

             Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions.

Note G. Segment Reporting

             Cobalt has five reportable business segments: insured medical products, specialty risk products, specialty service products, self-funded products and government services. Insured medical products include: full coverage, copayment, preferred provider organization, Medicare supplement and interim coverage and Health Maintenance Organization (“HMO”) and point of service products sold primarily in Wisconsin.  The specialty risk products include dental, life, disability and workers’ compensation products. The specialty service products include managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services. The specialty service products segment includes activity from UWS subsidiaries; and therefore, on a historical basis this segment does not have any activity in it until the second quarter of 2001.  The specialty products and services are sold throughout the United States.  The self-funded products consist of administrative services and access to Cobalt’s extensive provider networks for uninsured contracts. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin.

             "Other Operations" include activities not directly related to the business segments, unallocated corporate items (i.e. equity in net income (loss) of affiliates, amortization of goodwill and unallocated overhead expenses) and intercompany eliminations.  Cobalt evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the December 31, 2000 audited financial statements in the summary of significant accounting policies.

Financial data by segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands)
Health services revenue:
Insured medical	$334,000	$123,774	$477,318	$239,740
Specialty risk products	41,397	7,430	48,881	14,914
Specialty service products	15,487	-	15,487	-
Government services	29,107	15,947	56,010	31,115
Self-funded products	7,003	6,324	14,705	12,168
Other operations	(11,128)	(613)	(11,908)	(1,219)

Total consolidated	$415,866	$152,862	$600,493	$296,718

Investment results:
Insured medical	$3,776	$2,147	$5,674	$4,167
Specialty risk products	1,484	128	1,583	259
Specialty service products	111	-	111	-
Government services	130	178	273	336
Self-funded products	25	109	40	211
Other operations	(2,021)	-	(2,112)	-

Total consolidated	$3,505	$2,562	$5,569	$4,973

Pre-tax income (loss):
Insured medical	$(2,903)	$(5,377)	$3,992	$(8,217)
Specialty risk products	1,634	(294)	1,727	(494)
Specialty service products	1,130	-	1,130	-
Government services	259	301	600	517
Self-funded products	(897)	(2,826)	(2,437)	(6,607)
Other operations	(2,906)	(231)	(7,411)	(1,534)

Total consolidated	$(3,683)	$(8,427)	$(2,399)	$(16,335)

	June 30,	December 31,
	2001	2000

	(In thousands)
Total assets:
Insured medical	$546,508	$240,787
Specialty risk products	67,480	14,100
Specialty service products	25,211	-
Government services	21,609	22,061
Self-funded products	11,540	11,648
Other operations	50,283	105,609

Total consolidated	$722,631	$394,205

             Total assets (excluding government services assets and investment in affiliate) are allocated by segment based on the percentage of pro forma revenue for the six months ended June 30, 2001 and historical revenue for the year ended December 31, 2000.  Investment in unconsolidated affiliates is classified in other operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands)

Health services revenue from transactions with other operating segments:
Insured medical	$(11,128)	$(613)	$(11,908)	$(1,219)

Note H. Statutory Financial Information

             The Codification of Statutory Accounting Principles (“Codification”) promulgated by the National Association of Insurance Commissioners and adopted by the Office of the Commissioner of Insurance for the State of Wisconsin took effect on January 1, 2001.  Codification impacts the calculation of statutory surplus for Cobalt’s insurance subsidiaries.  The impact varies by subsidiary with the most significant changes in surplus resulting from the treatment of deferred tax assets and health care and pharmacy rebate receivables.  The March 31, 2001 and June 30, 2001 statutory financial statements fully reflect the implementation of Codification.  Cobalt has taken certain actions including the reallocation of capital to mitigate the impact of Codification on its subsidiaries.

             In order to satisfy certain intercompany receivables and continue to comply with minimum capital and licensing standards, management has considered selling certain subsidiaries, as well as some portion or all of its investment in American Medical Security Group, Inc., or obtaining capital from outside sources.

Note I.  Recent Accounting Pronouncements

             Financial Accounting Standards Board (“FASB”) #142.  On June 29, 2001, the FASB approved the issuance of statement 142 “Goodwill and Other Intangibles.”  Management has reviewed the statement with respect to the goodwill it carries on its balance sheet and the value of BCBSUW’s investment in AMSG.  Discontinuance of goodwill amortization, excluding its investment in AMSG, is estimated to reduce expense by approximately $1.7 million per quarter.  Cobalt will adopt FASB #142 on January 1, 2002 and is currently in the process of analyzing the possible goodwill impairment.

             As of June 30, 2001 BCBSUW owns 6.3 million shares in AMSG common stock representing a 45% ownership interest.  For generally accepted accounting principles, BCBSUW’s investment in AMSG is recorded using the equity method of accounting.  As of June 30, 2001, AMSG's book value per share was significantly higher than the quoted market value of a share of stock.  The quoted market value of a share of stock is not the sole measurement basis of the fair value of AMSG's reporting units.  Any write down of the goodwill balance by AMSG would result in a reduction of the AMSG carrying value at BCBSUW and a reduction in BCBSUW’s statutory capital and surplus.  Any impairment charge recognized as of January 1, 2002 would be reported as the cumulative effect of a change in accounting principle.  Based on AMSG's current accounting policy of measuring goodwill impairment based on undiscounted cash flows, there is no goodwill impairment indicated.

Note J. Reclassifications

             Certain reclassifications have been made to the consolidated financial statements for 2000 to conform with the 2001 presentation.

Note K. Subsequent Events

             Retention of Bear, Stearns & Co. Inc.  On July 30, 2001, Cobalt announced that it had retained the investment banking firm of Bear, Stearns & Co. Inc. to consider strategic alternatives in response to inquiries from other Blue Cross and Blue Shield plans about the possible purchase of the company.

COBALT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

             The registrant, formerly known as UWS (a Wisconsin corporation), was renamed Cobalt Corporation upon completion of the combination of BCBSUW and UWS on March 23, 2001.  BCBSUW was organized in 1939 and provides health and dental insurance coverage and related services to both the private and public sectors. BCBSUW offers full coverage, co-payment, preferred provider organization, Medicare supplement and interim coverage options to groups and individuals. BCBSUW is the only health insurer in the state operating full-service regional sales and customer service centers. Through BCBSUW’s wholly owned subsidiary UGS, BCBSUW is a government contractor and processes Medicare claims for providers in all 50 states and is currently the largest Part A Medicare processor in the nation.  Cobalt is also a leading provider of managed health care services and employee benefit products through the historical UWS subsidiaries, which also provide HMO products, dental, life, disability and workers’ compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services. The activity from the UWS subsidiaries is reflected in the discussion below for periods after March 31, 2001.  Since the combination is accounted for under GAAP as a purchase by BCBSUW of the 53.4% of UWS it did not already own, BCBSUW is considered the registrant for SEC accounting purposes, and thus, activity reported for periods through March 31, 2001 represents BCBSUW activity only.

             The following Management’s Discussion and Analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Cobalt Form 8-K, as filed with the SEC.

             In the discussion below, the number of "members" is equivalent to the number of persons covered by contracts in force.

Summary of Membership and Ratios
	June 30,
	2001	2000

Membership at end of period:
Insured medical	545,613	253,105
Specialty risk products	1,041,239	150,158
Specialty service products	1,063,528	-
Self–funded products	171,680	237,927

Total membership	2,822,060	641,190

Workers’ Compensation – Policies in force	740	-

Membership (as a percentage of the total):
Insured medical	19.3%	39.5%
Specialty risk products	36.9	23.4
Specialty service products	37.7	-
Self–funded products	6.1	37.1

Total membership	100.0%	100.0%

Summary of Operating Results and Ratios
	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands)
Revenue:
Insured medical	$334,000	$123,774	$477,318	$239,740
Specialty risk products	41,397	7,430	48,881	14,914
Specialty service products	15,487	-	15,487	-
Government services	29,107	15,947	56,010	31,115
Self–funded products	7,003	6,324	14,705	12,168
Intercompany eliminations	(11,128)	(613)	(11,908)	(1,219)

Total health services revenue	415,866	152,862	600,493	296,718
Investment results	3,505	2,562	5,569	4,973

Total revenue	$419,371	$155,424	$606,062	$301,691

Health services revenue (as a percentage of the total):
Insured medical	80.3%	81.0%	79.5%	80.8%
Specialty risk products	10.0	4.9	8.1	5.0
Specialty service products	3.7	-	2.6	-
Government services	7.0	10.4	9.3	10.5
Self–funded products	1.7	4.1	2.5	4.1
Intercompany eliminations	(2.7)	(0.4)	(2.0)	(0.4)

Total	100.0%	100.0%	100.0%	100.0%

Operating ratios:
Insured medical loss ratio(1)	92.3%	94.8%	90.5%	94.0%
Specialty risk products loss ratio(1)	75.4%	82.4%	75.9%	80.3%

Selling, general, and administrative expense:
Insured medical SGA ratio(2)	9.5%	11.1%	9.8%	11.0%
Specialty risk products SGA ratio(2)	24.3%	23.0%	23.8%	24.5%
Government services SGA ratio(3)	99.6%	99.2%	99.4%	99.4%

Self–funded admin. fees per member per month	$14.03	$8.86	$14.43	$8.39
Self–funded SGA per member per month	$15.88	$12.95	$16.86	$13.08

(1)         Insured medical and other benefits as a percentage of premium revenue.

(2)         Insured selling, general and administrative expenses as a percentage of premium revenue.

(3)         Government services selling, general and administrative expenses as a percentage of government services revenue.

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

Results of Operations

Total Revenues

             Total revenues for the three months ended June 30, 2001 increased 169.9% to $419.4 million from $155.4 million for the three months ended June 30, 2000.  For the six months ended June 30, 2001, total revenues increased 100.9% to $606.1 million, compared to $301.7 million for the six months ended June 30, 2000.  This increase was due primarily to the addition of the UWS revenues, which resulted from the March 23, 2001 combination of BCBSUW and UWS to form Cobalt.  UWS contributed $234.2 million in revenue for the three months ended June 30, 2001 or 150.7% of the total 169.9% increase for the quarter.  Other factors contributing toward the increase include premium rate increases on the BCBSUW medical insurance business, the re-pricing of self-funded products and new government fee based contracts.

             Health Services Revenue

             Insured Medical Revenue.   Insured medical premium for the three months ended June 30, 2001 increased 169.8% to $334.0 million from $123.8 million for the three months ended June 30, 2000.  The increase is primarily due to growth in membership resulting from the addition of UWS business.  The addition of UWS premiums resulted in an increase to premiums for the three months ended June 30, 2001 of $188.2 million or 152.0% of the total 169.8% increase.  Also contributing toward the total increase in premium is an increase in average premium revenue per member per month.  Average insured medical premium per member for the three months ended June 30, 2001 increased 25.2% from the same period in 2000.  The number of insured medical members as of June 30, 2001 increased 115.6% to 545,613 from 253,105 as of June 30, 2000.  For the six months ended June 30, 2001, insured medical premium increased 99.1% to $477.3 million from $239.7 million for the six months ended June 30, 2000. Average insured medical premium per member for the six months ended June 30, 2001 increased 22.2% from the same period in 2000.  The average number of insured medical members for the six months ended June 30, 2001 increased 63.0% to 396,144 from 243,080 for the six months ended June 30, 2000.

             Specialty Risk Products.  Specialty risk premium for the three months ended June 30, 2001 increased 559.5% to $41.4 million from $7.4 million for the three months ended June 30, 2000. The increase primarily resulted from the addition of $34.0 million in revenues from the UWS specialty risk lines including life, accidental death and dismemberment, dental, disability, workers’ compensation and behavioral health. The number of specialty risk members as of June 30, 2001 increased to 1,041,239 from 150,158 as of June 30, 2000.  The total increase in membership of 891,081 reflects a slight decrease of 9,999 members in BCBSUW insured dental membership, offset by the addition of 901,080 members from the UWS specialty risk lines.  For the six months ended June 30, 2001, specialty risk premium increased to $48.8 million from $14.9 million for the six months ended June 30, 2000, also primarily attributable to the addition of the UWS business.

             Specialty Service Products.  Health services revenue for the three and six month periods ended June 30, 2001 includes $15.5 million related to the UWS specialty service products, which include workers’ compensation TPA business, subrogation and receivables collection, audit, electronic claims, and medical, pharmacy and behavioral health management services.

             Government Services.  Government services revenue for the three months ended June 30, 2001 increased 83.0% to $29.1 million from $15.9 million for the three months ended June 30, 2000.  Government Services revenue for the six months ended June 30, 2001 increased 80.1% to $56.0 million from $31.1 million for the six months ended June 30, 2000.  The increase from 2000 to 2001 is attributable to significant growth in the volume of Medicare claims processed, due to being awarded additional government contracts.  Effective December 1, 2000, UGS became the Medicare Part A Intermediary for the states of California, Nevada and Hawaii, and the territories of Guam, Mariana Islands and American Somoa.  In addition, also effective December 1, 2000, UGS became the Regional Home Health Intermediary for the states of California, Nevada, Arizona, Hawaii, Oregon, Idaho, Washington, and Alaska, and the territory of Guam.

             Self-funded Products.  Self-funded administrative fees for the three months ended June 30, 2001 increased 11.1% to $7.0 million from $6.3 million for the three months ended June 30, 2000. The average self-funded administrative fee per member per month for the three months ended June 30, 2001 increased 58.4% to $14.03 from $8.86 for the three months ended June 30, 2000. The number of self-funded members as of June 30, 2001 decreased 27.8% to 171,680 from 237,927 as of June 30, 2000. The increase in fee per member in 2001 and decrease in total members for 2001 is due to aggressive pricing on targeted group contracts and subsequent loss of unprofitable business.  For the six months ended June 30, 2001, self-funded administrative fees increased 20.5% to $14.7 million from $12.2 million for the six months ended June 30, 2000.  The average self-funded administrative fee per member per month for the six months ended June 30, 2001 increased 72.0% to $14.43 from $8.39 for the six months ended June 30, 2000.

Investment Results

             Net investment results include investment income and realized gains (losses) on the sale of investments. Net investment results for the three months ended June 30, 2001 increased 34.6% to $3.5 million from $2.6 million for the three months ended June 30, 2000, primarily due to the addition of the UWS business. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income were 6.2% for the three months ended June 30, 2001, compared to 6.8% for the three months ended June 30, 2000.  Net investment results for the six months ended June 30, 2001 increased 12.0% to $5.6 million from $5.0 million for the six months ended June 30, 2000.

             Average invested assets for the three months ended June 30, 2001 increased 308.5% to $210.4 million, compared to $51.5 million for the three months ended June 30, 2000. The improvement during the three months ended June 30, 2001 is primarily the result of acquisition of UWS at the end of first quarter, which increased Cobalt’s invested assets by an additional $188.8 million as of June 30, 2001.

             Investment gains (losses) are realized in the normal investment process in response to market opportunities. Investment gains of $0.1 million were realized for the three and six month periods ended June 30, 2001.  Realized gains were insignificant for the three and six month periods ending June 30, 2000.

Expense Ratios

             Loss Ratio.  The insured medical loss ratio for the three months ended June 30, 2001 was 92.3%, compared with 94.8% for the three months ended June 30, 2000.  For the six months ended June 30, 2001, the insured medical loss ratio was 90.5%, compared with 94.0% for the six months ended June 30, 2000.  The decrease in the medical loss ratio is primarily the result of pricing increases instituted in response to higher than anticipated medical utilization and cost trends, along with a $2.7 million release in the premium deficiency reserve on the Medicare Risk business during the six months ended June 30, 2001.  This improvement also reflects the increases in the level of government reimbursements, the implementation of pricing increases and other cost control measures on the Medicare Risk business.

             The specialty risk products loss ratio improved to 75.4% for the three months ended June 30, 2001 compared to 82.4% for the three months ended June 30, 2000.  The ratio also improved for the six months ended June 30, 2001 to 75.9% from 80.3% for the six months ended June 30, 2000.  Results for the prior periods were entirely comprised of the BCBSUW insured dental line which showed slight increases in the loss ratios to 84.0% and 81.4% for the three and six month periods ended June 30, 2001, respectively.  The overall improvement during the second quarter of 2001 resulted from the addition of the UWS specialty risk product line, which ran at a loss ratio of 73.5% for the three months ended June 30, 2001.  This loss ratio was relatively consistent with past results for the UWS specialty product lines, which on a stand alone basis, ran at loss ratios of 73.8% and 77.1% for the six months ended June 30, 2001 and 2000, respectively.

             Selling, General and Administrative Expense Ratio. The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense. The insured medical SGA expense ratio for the three months ended June 30, 2001 was 9.5%, compared with 11.1% for the three months ended June 30, 2000.  The insured medical SGA expense ratio for the six months ended June 30, 2001 was 9.8%, compared with 11.0% for the six months ended June 30, 2000. The improved SGA expense ratio in 2001 is the result of expense control measures instituted, combined with a higher premium base in 2001 due to pricing increases. The specialty risk products SGA ratio increased to 24.3% for the three months ended June 30, 2001 from 23.0% for the three months ended June 30, 2000. For the six months ended June 30, 2001, the specialty risk products SGA ratio was 23.8% compared to 24.5% for the six months ended June 30, 2000.  The change in the ratio reflects changes in the mix of specialty risk business due to the addition of the UWS business.

             The average self-funded SGA expense per member per month increased 22.6% for the three months ended June 30, 2001 to $15.88 from $12.95 for the three months ended June 30, 2000.  The average self-funded SGA expense per member per month increased 28.9% for the six months ended June 30, 2001 to $16.86 from $13.08 for the six months ended June 30, 2000.  The decrease in the self-funded membership caused the SGA expense per member per month to increase.  Additional expense reduction measures are currently targeted in this area.

             Operating Expense Ratio.  The operating expense ratio for Government services for the three months ended June 30, 2001 increased to 99.6% from 99.2% for the three months ended June 30, 2000.   The operating expense ratio for Government services stayed constant at 99.4% for the six months ended June 30, 2001 and June 30, 2000.

Other Expenses

             BCBSUW has a bank line of credit, in which Cobalt subsidiaries participate, that permits aggregate borrowings up to $20 million. Interest expense, related to the bank line of credit, was $0.2 million and $0.1 million for the three months ended June 30, 2001 and June 30, 2000, respectively. Interest expense was $0.2 million for the six months ended June 30, 2001 and June 30, 2000.

             Goodwill amortization totaling $1.8 million and $0.1 million has been recorded for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 and 2000, goodwill amortization totaling $1.9 million and $0.3 million, respectively, has been recorded.  Goodwill amortization for the three months ended June 30, 2001 primarily relates to $75.1 million in goodwill recorded in 2001 for Cobalt as a result of purchase accounting, which is being amortized on a straight line basis over a period of 15 years.  Amortization expense for the three and six month periods ended June 30, 2000 includes amortization related to the purchase by BCBSUW of 1.4 million additional shares of UWS stock.  The excess of cost over the fair value of net assets acquired was recorded as goodwill by BCBSUW and was amortized on a straight line basis over a period of 15 years.  As a result of purchase accounting, this goodwill was transferred to Cobalt during the first quarter of 2001 and is included in the $75.1 million of Cobalt goodwill discussed above.  In addition, goodwill amortization has been recorded for various past acquisitions of subsidiaries and additional insurance business completed by UWS and BCBSUW.

             Profit sharing expenses of $0.1 million were recorded for the three and six month periods ended June 30, 2001, which relate to two HMO joint venture provider arrangements within the UWS insured medical segment.

Net Income (Loss)

             Consolidated net results improved for the three months ended June 30, 2001 to a loss of $3.8 million compared to a loss of $8.4 million for the three months ended June 30, 2000.   For the six months ended June 30, 2001, the net results improved to a loss of $2.5 million compared to a loss of $16.3 million in 2000.  The $3.8 million loss for the three months ended June 30, 2001 was the combination of a $4.5 million after tax operating loss offset by a  $0.7 million equity in the net income of affiliates, net of tax.  The $4.5 million after tax operating loss reflects improvement in the insured loss and SGA ratios and continued growth in government contract business over the prior year.  In addition, $2.6 million in transaction expenses incurred by BCBSUW related to the combination were recorded during the first quarter of 2001.

             As of June 30, 2001, Cobalt had net operating loss carry-forwards of approximately $140 million available to offset future taxable income.  A full valuation allowance has been established against net deferred tax assets.

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

             Cobalt's cash flow reflects an additional $50.0 million in cash and cash equivalents for the six months ended June 30, 2001 as a result of the acquisition of UWS.

             As a Primary Licensee of the BlueCross BlueShield Association (the “Association”), Cobalt is required to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association.  BCBSUW and Compcare Health Services Insurance Corporation are both considered larger controlled affiliate licensees by the Association and must also adhere to these requirements.  Cobalt maintained these required levels as of June 30, 2001.

             Cobalt's investment portfolio consists primarily of investment-grade bonds and government securities and has a limited exposure to equity securities. At June 30, 2001, $188.6 million or 97.0% of Cobalt's total investment portfolio was invested in bonds compared with $36.5 million or 66.2% at June 30, 2000. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa2" and “A1” at June 30, 2001 and June 30, 2000, respectively.  At June 30, 2001, $181.5 million or 94.3% of Cobalt’s total investment portfolio was classified as available-for-sale compared with $55.1 million or 100.0% as of June 30, 2000.   The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $0.8 million and $0.7 million at June 30, 2001 and June 30, 2000, respectively. Unrealized gains and losses on bonds classified as available-for-sale are included as a component of surplus, net of applicable deferred taxes. Cobalt has no investments in mortgage loans, no non-publicly traded securities (except for investments related to its affiliates), real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities).

             Cobalt has an outstanding line of credit in the amount of $15.0 million as of June 30, 2001 available to Health Professionals of Wisconsin, Inc.  The balance was $4.6 million and $6.0 million as of June 30, 2001 and June 30, 2000, respectively. Interest on the line of credit is calculated using prime rate.

             Cobalt is required to maintain certain levels of statutory capital and surplus under the NAIC Risk Based Capital (“RBC”) requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon the amount and type of premiums written. In addition to statutory capital requirements, Cobalt is required to maintain certain levels as determined by the Association.  Cobalt was in compliance with these requirements as of June 30, 2001.  In order to satisfy certain intercompany receivables and continue to comply with minimum capital and licensing standards, management has considered selling certain subsidiaries, as well as some portion of all of its investment in American Medical Security Group, Inc., or obtaining capital from outside sources.

             The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA privacy rules, Cobalt will now be required to (1) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (2) establish specific internal procedures to protect health information and (3) enter into business associate contracts with those companies to whom protected health information is disclosed.  Violations of these rules could subject Cobalt to significant penalties.  Compliance with HIPAA regulations require systems enhancements, training and administrative effort.  The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent.  HIPAA could expose Cobalt to additional liability for, among other things, violations by its business associates.

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

             Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. Since last reported as of March 31, 2001, no significant changes have occurred in the determination of the reduction in the fair value of Cobalt’s modeled financial assets as a result of a hypothetical instantaneous 100 basis point increase in market interest rates.

PART II.  OTHER INFORMATION

Cobalt Corporation

Item 1.              Legal Proceedings

                           None

Item 2.              Changes in Securities

                           None

Item 3.              Defaults Upon Senior Securities

                           None

Item 4.              Submission of Matters to a Vote of Security Holders

                           The Annual Meeting of Shareholders of Cobalt was held on May 31, 2001, at which the following matters were voted upon:

				Broker
	For	Against	Abstain	Non-Votes

Nominees for Director
Three-Year Term
Expiring 2004
Thomas R. Hefty	40,090,415	—	61,372	—
Janet D. Steiger	40,091,571	—	60,216	—
Kenneth M.Viste	40,092,588	—	59,199	—

The term of office of the following other Directors continued after the meeting: Barry K. Allen, James L. Forbes, Michael S. Joyce, D. Keith Ness and William C. Rupp, M.D.

Item 5.              Other Information

                           None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1(a)	Executive Severance Agreement Tier I (Thomas R. Hefty)

		10.1(b)	Executive Severance Agreement Tier II (Stephen E. Bablitch, Gail L. Hanson, Penny J. Siewert and three other key employees)

		10.1(c)	Executive Severance Agreement Tier III (James E. Hartert and six other key employees)

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on April 9, 2001, reporting a change of control of the registrant and acquisition of assets as a result of the combination.

The following financial statements were filed with the Form 8-K:

	a.	Financial Statements of Blue Cross & Blue Shield United of Wisconsin

		(i)	Financial Statements of Blue Cross & Blue Shield United of Wisconsin
• Schedule IV – Reinsurance
• Schedule V – Valuation and Qualifying Accounts
		(ii)	Selected Financial Data for Blue Cross & Blue Shield United of Wisconsin
		(iii)	Management’s Discussion and Analysis of Financial Condition and Results of Operations for Blue Cross & Blue Shield United of Wisconsin

	b.	Pro Forma Financial Information
		(i)	Unaudited Pro Forma Balance Sheet
		(ii)	Unaudited Pro Forma Statement of Operations

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001	COBALT CORPORATION

By: /s/ Gail L. Hanson

Gail L. Hanson
Senior Vice President, Treasurer and
Chief Financial Officer