Form 10-Q/A
period 2001-06-30
COBALT CORP
filed 2001-08-24
CIK 1062780

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to
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
QUARTERLY REPORT ON FORM 10-Q/A

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
	(Actual)

	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$369,131	$305,674	$737,352	$619,110
Government contract fees	29,107	15,947	56,010	31,115
Other	17,628	16,452	35,742	31,465
Investment results	3,505	3,271	7,019	6,535

Total revenues	419,371	341,344	836,123	688,225
Expenses:
Medical and other benefits	333,577	281,131	654,213	568,235
Selling, general, administrative and other	88,074	70,215	177,785	140,656
Profit sharing on joint venture	102	318	102	232
Interest	207	400	390	667
Amortization of goodwill	1,752	1,526	3,478	3,008

Total expenses	423,712	353,590	835,968	712,798

Operating income (loss)	(4,341)	(12,246)	155	(24,573)
Equity in net income (loss) of affiliates, net of tax	658	1,069	(1,627)	1,617

Pre-tax loss	(3,683)	(11,177)	(1,472)	(22,956)
Income tax expense	113	178	590	356

Net loss	$(3,796)	$(11,355)	$(2,062)	$(23,312)

Loss per share:
Basic and Diluted	$(0.09)	$(0.28)	$(0.05)	$(0.58)

Weighted average shares outstanding:
Basic	40,415,278	40,412,393	40,413,843	40,412,393
Diluted	40,415,278	40,412,393	40,413,843	40,412,393

PRO FORMA MEMBERSHIP ANALYSIS:
Members at end of period:	June 30,
	2001	2000

	(Actual)
Medical (by product type):
HMO	216,707	197,482
PPO	138,017	137,720
Point of Service	85,063	92,702
Medicaid	4,217	3,957
Medicare Risk	10,978	14,091
Other/Individual	90,631	93,549

Total insured members	545,613	539,501
Self-funded:
Non-HMO	166,375	237,927
HMO	5,305	6,568

Total medical members	717,293	783,996

Specialty products and services:
UWG Life/AD&D	162,559	165,621
Dental	330,838	344,951
Disability and other	119,032	121,356
Behavioral Health & Medical Management	1,492,338	1,466,130

Workers’ Compensation policies in force:	740	572

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

Item 5.              Other Information

                           None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1(a)	Executive Severance Agreement Tier I (Thomas R. Hefty)

		10.1(b)	Executive Severance Agreement Tier II (Stephen E. Bablitch, Gail L. Hanson, Penny J. Siewert and three other key employees)

		10.1(c)	Executive Severance Agreement Tier III (James E. Hartert and six other key employees)

		10.2	Supplemental Retirement Agreement dated as of June 1, 2001 between the Registrant and Thomas R. Hefty

(b)	Reports on Form 8-K

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
		(ii)	Unaudited Pro Forma Statement of Operations

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

August 23, 2001	COBALT CORPORATION

By: /s/ Gail L. Hanson

Gail L. Hanson
Senior Vice President, Treasurer and
Chief Financial Officer