Form 10-Q
period 2001-09-30
COBALT CORP
filed 2001-11-14
CIK 1062780

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2001

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

Common stock outstanding as of October 31, 2001 was 40,547,183.

COBALT CORPORATION

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2001

PART I

Financial Statements and Supplementary Data

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

PART II

Other Information

Signature Page

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2001	2000
	(Unaudited)	(Note A)
	(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$37,897	$1,305
Investments--available-for-sale, at fair value	172,802	44,373
Due from affiliates	5,881	12,896
Premium receivables	41,785	3,325
Due from clinics and providers	12,467	7,063
Other receivables	57,234	28,127
Prepaid expenses and other current assets	28,022	18,385

Total current assets	356,088	115,474

Investments--held-to-maturity, at amortized cost	24,954	-
Investments in affiliates, net	103,838	105,609
Property and equipment, net	35,706	25,139
Goodwill	98,230	8,020
Note receivable from affiliate	-	70,000
Prepaid pension	50,176	36,471
Deferred income taxes	29,767	19,067
Other noncurrent assets	34,359	14,425

Total noncurrent assets	377,030	278,731

Total assets	$733,118	$394,205

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Note A)
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Medical and other benefits payable	$220,674	$104,415
Advance premiums	90,912	40,745
Due to affiliates	153	910
Payables and accrued expenses	49,475	29,597
Short-term debt	13,087	-
Other current liabilities	19,266	5,162

Total current liabilities	393,567	180,829

Noncurrent liabilities:

Other benefits payable	44,199	-
Deferred income taxes	29,767	20,699
Postretirement benefits other than pension	17,761	12,722
Other noncurrent liabilities	14,661	11,012

Total liabilities	499,955	225,262

Shareholders' equity:

Common stock (no par value, no stated value, 48,442,428 issued, 7,949,904 held in treasury (see Note A) and 40,492,523 outstanding at September 30, 2001)	249,017	-
Retained earnings (deficit)	(21,774)	170,907
Accumulated other comprehensive income (loss)	5,920	(1,964)

Total shareholders' equity	233,163	168,943

Total liabilities and shareholders' equity	$733,118	$394,205

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium revenue	$371,882	$140,176	$891,035	$393,611
Government contract fees	32,817	18,795	88,827	49,910
Other revenue	16,970	6,001	42,300	18,169
Investment results	3,479	2,520	9,048	7,493

Total revenues	425,148	167,492	1,031,210	469,183

Expenses:

Medical and other benefits	333,186	141,324	795,203	377,473
Selling, general,administrative and other	89,587	47,892	232,596	129,183
Profit sharing on joint ventures	341	-	443	-
Interest	234	84	441	280
Amortization of goodwill	1,792	180	3,725	440

Total expenses	425,140	189,480	1,032,408	507,376

Operating income (loss)	8	(21,988)	(1,198)	(38,193)

Equity in net income (loss) of affiliate, net of tax	1,581	(2,228)	388	(2,358)

Pre-tax income (loss)	1,589	(24,216)	(810)	(40,551)

Income tax expense	532	548	645	548

Net income (loss)	$1,057	$(24,764)	$(1,455)	$(41,099)

Basic earnings (loss) per common share	$0.03	$(0.79)	$(0.04)	$(1.31)

Diluted earnings (loss) per common share	$0.03	$(0.79)	$(0.04)	$(1.31)

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

				Accumulated
				Other
	Common		Retained	Comprehensive	Total
	Shares	Common	Earnings	Income	Shareholders'
	Outstanding	Stock	(Deficit)	(Loss)	Equity
	(In thousands, except share data)
Balance at December 31, 2000	-	$-	$170,907	$(1,964)	$168,943
Capitalization of Wisconsin United for Health Foundation, Inc.	31,313,390	192,577	(192,577)	-	-
Issuance of common stock - acquisition	9,096,303	55,938	-	-	55,938
Issuance of common stock - options exercised	11,250	52	-	-	52
Issuance of common stock - 401(k)	71,580	450	-	-	450
Adjustments as a result of purchase accounting	-	-	82	-	82
Change in ownership of affiliates	-	-	1,269	-	1,269
Comprehensive income (loss):	-	-		-
Net loss	-	-	(1,455)	-	(1,455)
Change in unrealized gains/losses on investments, net of tax	-	-		7,884	7,884
Comprehensive income	-	-	-		6,429
Balance at September 30, 2001	40,492,523	$249,017	$(21,774)	$5,920	$233,163

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2001	2000
	(in thousands)
Operating activities:
Net loss	$(1,455)	$(41,099)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in (gain) loss of affiliates	(388)	2,358
Depreciation and amortization	13,383	6,408
Realized investment (gains) losses, net	(380)	(76)
Changes in operating accounts, net of acquisitions:
Premium receivables	7,986	(284)
Other receivables	(8,196)	(6,542)
Due from clinics and providers	5,064	71
Medical and other benefits payable	(5,291)	29,909
Advance premiums	76	3,461
Due to affiliates, net	(9,777)	(3,033)
Other, net	(56)	(2,839)

Net cash provided by (used in) operating activities	966	(11,666)

Investing activities:
Acquisition of subsidiaries	48,341	(1,013)
Purchases of available-for-sale investments	(81,764)	(3,075)
Purchases of held-to-maturity investments	(15,323)	-
Proceeds from sale and maturity of available-for-sale investments	84,690	19,687
Proceeds from maturity of held-to maturity investments	250	655
Additions to property and equipment	(3,749)	(3,421)

Net cash provided by investing activities	32,445	12,833

Financing activities:
Proceeds from (repayment of) line of credit, net	3,181	(6,995)

Net cash provided by (used in) financing activities	3,181	(6,995)

Cash and cash equivalents:
Increase (decrease) during period	36,592	(5,828)
Balance at beginning of year	1,305	(5,054)
Balance at end of period	$37,897	$(10,882)

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2001

Note A. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Cobalt Corporation (“Cobalt”) Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on April 9, 2001.

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

The combination is treated as a purchase by BCBSUW of the 9,096,303 shares of UWS that it did not already own at the market price of $6.15 per share as of the closing date.  Under GAAP, the excess of the market price over the adjusted book value per share of UWS was recorded as goodwill under the purchase method of accounting.  The 7,949,904 shares of Cobalt common stock owned by BCBSUW are treated as treasury stock for the purposes of calculating earnings per share (“EPS”). Goodwill is currently being amortized over a period of 15 years. See Note I, “Recent Accounting Pronouncements,” of this quarterly report on Form 10-Q.

Cobalt’s balance sheet as of September 30, 2001 reflects the purchase accounting adjustments for the combination transaction, which was finalized March 23, 2001.  The balance sheet as of December 31, 2000 reflects only BCBSUW.  The combination is treated as a reverse purchase whereby BCBSUW becomes the reporting entity.  Accordingly, the historical consolidated statements of operations for Cobalt include the operations of BCBSUW and its wholly owned subsidiary, United Government Services LLC (“UGS”).  The pro forma statements of operations for Cobalt presented in Note C., include the operations of the former UWS and BCBSUW with elimination of intercompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the transaction was completed at the beginning of the reporting period.

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

The weighted average number of common shares outstanding used in the calculation of basic EPS is 40,438,098 for the three months ended September 30, 2001.  The weighted average number of shares outstanding used in the calculation of diluted EPS is 40,658,298 for the three months ended September 30, 2001, which includes options to purchase 981,467 shares for which the options’ exercise prices were less than the average market price of the outstanding shares.  Options to purchase 2,648,196 shares were not included in the computation of diluted EPS for the three months ended September 30, 2001 since the options’ exercise prices were greater than the average market price of the outstanding common shares.

The weighted average number of common shares outstanding used in both the calculation of basic and diluted EPS is 37,722,313 for the nine months ended September 30, 2001.  Options to purchase 2,648,940 common shares were not included in the computation of diluted earnings per common share for the nine months ended September 30, 2001 since the options’ exercise prices were greater than the average market price of the outstanding common shares.  In addition, 996,467 potentially dilutive common shares for the nine months ended September 30, 2001 were not included because Cobalt had a net loss for the period and their inclusion would have been antidilutive.

Note C. Pro Forma Financial Information (Unaudited)

PRO FORMA COBALT STATEMENT OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(Actual)
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$371,882	$321,640	$1,109,234	$940,750
Government contract fees	32,817	18,795	88,827	49,910
Other	16,970	16,632	52,712	48,097
Investment results	3,479	2,873	10,498	9,408
Total revenues	425,148	359,940	1,261,271	1,048,165
Expenses:
Medical and other benefits	333,186	308,818	987,399	877,053
Selling, general, administrative and other	89,587	78,846	267,372	219,502
Profit sharing on joint venture	341	188	443	420
Interest	234	437	624	1,104
Amortization of goodwill	1,792	1,580	5,270	4,588
Total expenses	425,140	389,869	1,261,108	1,102,667
Operating income (loss)	8	(29,929)	163	(54,502)
Equity in net income (loss) of affiliates, net of tax	1,581	(596)	(46)	1,021
Pre-tax income (loss)	1,589	(30,525)	117	(53,481)
Income tax expense	532	178	1,122	534
Net income (loss)	$1,057	$(30,703)	$(1,005)	$(54,015)

Earnings (loss) per share:
Basic	$0.03	$(0.76)	$(0.03)	$(1.34)
Diluted	$0.03	$(0.76)	$(0.03)	$(1.34)

Weighted average shares outstanding:
Basic	40,438,098	40,412,393	40,422,017	40,412,393
Diluted	40,658,298	40,412,393	40,422,017	40,412,393

MEMBERSHIP ANALYSIS:

Members at end of period:	September 30,
	2001	2000
		Pro forma
Medical (by product type):
HMO	218,075	195,553
PPO	134,558	139,230
Point of Service	83,331	92,164
Medicaid	4,214	4,144
Medicare Risk	10,382	14,545
Other/Individual	89,764	91,987
Total insured members	540,324	537,623
Self-funded:
Non-HMO	162,432	234,494
HMO	5,216	6,458
Total medical members	707,972	778,575

Specialty products and services:
UWG Life/AD&D	155,992	159,007
Dental	318,773	340,578
Disability and Other	119,202	114,579
Behavioral Health & Medical Management	1,552,767	1,459,992

Workers’ Compensation policies in force:	720	659

Some of the trends and developments of the Cobalt business after the date of the combination, and BCBSUW and UWS together on a pro forma basis from January 1, 2001 through the date of the combination, as compared with pro forma combined statements of operations in the comparable periods in 2000, are as follows:

Premium revenue increases in 2001 are attributable to the re-pricing of the insured medical products. The increase in Health Maintenance Organization ("HMO") membership is primarily due to the acquisition of the insurance business of Family Health Plan during the fourth quarter of 2000, offset by January cancellations.  Despite the increase in premium revenues, the loss ratio for the HMO business also increased to 96.2% for the three months ended September 30, 2001 from 95.8% for the three months ended September 30, 2000, due to higher than anticipated medical cost trends.  The loss ratio was 94.7% and 94.2% for the nine months ended September 30, 2001 and 2000, respectively.

The BCBSUW business within the insured medical segment has shown significant improvement in the 2001 operating results.  The loss ratio has improved from 97.0% for the nine months ended September 30, 2000 to 85.7% for the nine months ended September 30, 2001.  This improvement is due in large part to the recording of a premium deficiency reserve of $11.3 million on the Medicare risk business during the third quarter of 2000.  As of September 30, 2001, the premium deficiency reserve was $0.5 million.  Management believes the remaining reserve is sufficient to cover estimated losses on this business.  The improved loss ratio also reflects premium revenue increases related to re-pricing of all products.

The assumption of the State of Wisconsin life insurance business, which was reported in the specialty risk segment, was cancelled in November of 2000.  This business accounted for approximately $5.7 million and $16.4 million in premiums for the three months and nine months ended September 30, 2000, respectively, with a loss ratio of 95.3% and 94.5%, respectively.  The cancellation of this business had a favorable impact on the overall loss ratio for the specialty risk business, which improved to 74.5% and 75.0% for the three and nine months ended September 30, 2001, respectively, from 75.4% and 76.9% for the comparable periods in 2000.

Overall, the expense ratio for Cobalt has improved to 21.2% for the three months ended September 30, 2001 from 22.1% for the three months ended September 30, 2000, as a result of increased premium rates and continued cost saving measures being implemented.  These measures have held the overall expense ratio steady at 21.4% for the nine months ended September 30, 2001, as compared to 21.1% for the nine months ended September 30, 2000, despite transaction costs incurred in 2001 which related to the combination of BCBSUW and UWS.

Included in the pro forma other operations for the nine months ended September 30, 2001 is $3.7 million in transaction expenses related to the combination of BCBSUW and UWS, of which $2.6 million was recorded by BCBSUW and $1.1 million recorded by UWS.   The majority of these expenses were recorded in the first quarter of 2001.

Note D. Related Party

As disclosed in Note A., on March 23, 2001 BCBSUW converted to a stock corporation and became a wholly owned subsidiary of UWS.  UWS was renamed Cobalt Corporation, and in exchange for ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued common stock to the Foundation.

Note E. Investment in Affiliates

Condensed Statements of Operations as reported by American Medical Security Group, Inc. (“AMSG”) (NYSE:AMZ):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
Premium revenue	$204,399	$231,963	$640,514	$720,405

Medical and other benefits	144,000	180,141	466,754	550,216

Underwriting gain	60,399	51,822	173,760	170,189

Net income (loss)	3,504	(1,376)	(170)	2,543

As of September 30, 2001 and 2000, Cobalt owned 45.2% and 43.4%, respectively of AMSG.

Note F. Comprehensive Income (Loss)

A reconciliation from net income (loss) reported in the Consolidated Statements of Operations to comprehensive income (loss) is stated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
Net income (loss) per Consolidated Statement of Operations	$1,057	$(24,764)	$(1,455)	$(41,099)

Change in unrealized gains (losses) on investments, net of taxes	7,572	1,617	7,884	1,428

Comprehensive income (loss)	$8,629	$(23,147)	$6,429	$(39,671)

Comprehensive income (loss) is defined as all changes in equity during the period, except those resulting from shareholder equity contributions and distributions.

Note G. Segment Reporting

Cobalt has five reportable business segments: insured medical products, specialty risk products, specialty service products, self-funded products and government services. Insured medical products include: full coverage, copayment, preferred provider organization, Medicare supplement, interim coverage, HMO and point of service products sold primarily in Wisconsin.  The specialty risk products include dental, life, disability and workers’ compensation products. The specialty service products include managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services. The specialty service products segment includes activity from UWS subsidiaries; and therefore, on a historical basis this segment does not have any activity until the second quarter of 2001.  The specialty products and services are sold throughout the United States.  The self-funded products consist of administrative services and access to Cobalt’s extensive provider networks for uninsured contracts. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin.

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

Financial data by segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
Health services revenue:
Insured medical products	$336,935	$133,303	$814,253	$373,043
Specialty risk products	41,190	7,491	90,071	22,405
Specialty service products	15,555	-	31,042	-
Government services	32,817	18,795	88,827	49,910
Self-funded products	6,431	6,001	21,136	18,169
Other operations	(11,259)	(618)	(23,167)	(1,837)
Total consolidated	$421,669	$164,972	$1,022,162	$461,690

Investment results:
Insured medical products	$3,851	$2,121	$9,525	$6,288
Specialty risk products	1,636	120	3,219	379
Specialty service products	83	-	194	-
Government services	133	183	406	519
Self-funded products	7	96	47	307
Other operations	(2,231)	-	(4,343)	-
Total consolidated	$3,479	$2,520	$9,048	$7,493

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands)
Pre-tax income (loss):
Insured medical products	$447	$(20,310)	$4,439	$(28,527)
Specialty risk products	2,238	500	3,965	6
Specialty service products	1,477	-	2,607	-
Government services	366	357	966	874
Self-funded products	(847)	(1,168)	(3,284)	(7,775)
Other operations	(2,092)	(3,595)	(9,503)	(5,129)
Total consolidated	$1,589	$(24,216)	$(810)	$(40,551)

	September 30,	December 31,
	2001	2000
	(In thousands)
Total assets:
Insured medical products	$552,484	$240,787
Specialty risk products	66,676	14,100
Specialty service products	25,025	-
Government services	24,895	22,061
Self-funded products	11,848	11,648
Other operations	52,190	105,609
Total consolidated	$733,118	$394,205

Total assets (excluding government services assets and investment in affiliate) are allocated by segment based on the percentage of pro forma revenue for the nine months ended September 30, 2001 and historical revenue for the year ended December 31, 2000.  Other operations include the investment in unconsolidated affiliates, goodwill from the combination and the elimination of intercompany balances.

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
Health services revenue from transactionswith other business segments:
Insured medical products	$(5,428)	$(618)	$(11,679)	$(1,837)
Specialty risk products	(698)	-	(1,352)	-
Specialty service products	(5,133)	-	(10,136)	-

Note H. Statutory Financial Information

The Codification of Statutory Accounting Principles (“Codification”) promulgated by the National Association of Insurance Commissioners and adopted by the Office of the Commissioner of Insurance for the State of Wisconsin took effect on January 1, 2001.  Codification impacts the calculation of statutory surplus for Cobalt’s insurance subsidiaries.  The impact varies by subsidiary with the most significant changes in surplus resulting from the treatment of deferred tax assets and health care and pharmacy rebate receivables.  The 2001 statutory financial statements for all quarterly periods within the nine months ended September 30, 2001 fully reflect the implementation of Codification.  Cobalt has taken certain actions including the reallocation of capital to mitigate the impact of Codification on its subsidiaries.

In order to satisfy certain intercompany receivables and continue to comply with minimum capital and licensing standards, management has considered selling certain subsidiaries, as well as some portion or all of its investment in AMSG, or obtaining capital from outside sources.

Note I.  Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) #142.  On June 29, 2001, the FASB approved the issuance of statement 142 “Goodwill and Other Intangibles.”  Management has reviewed the statement with respect to the goodwill it carries on its balance sheet and the value of BCBSUW’s investment in AMSG.  Discontinuance of goodwill amortization, excluding its investment in AMSG, is estimated to reduce expense by approximately $1.8 million per quarter.  Cobalt will adopt FASB #142 on January 1, 2002 and is currently in the process of analyzing any possible goodwill impairment.

As of September 30, 2001 BCBSUW owns 6.3 million shares in AMSG common stock representing a 45% ownership interest.  Under GAAP, BCBSUW’s investment in AMSG is recorded using the equity method of accounting.  As of September 30, 2001, AMSG’s book value per share was significantly higher than the quoted market value of a share of stock.  The quoted market value of a share of stock is not the sole measurement basis of the fair value of AMSG's reporting units.  A write down of the goodwill balance by AMSG will result in a reduction of the AMSG carrying value at BCBSUW and a reduction in BCBSUW’s statutory capital and surplus.  Any impairment charge recognized as of January 1, 2002 would be reported as the cumulative effect of a change in accounting principle.  Based on current GAAP methods of measuring goodwill impairment, there is no goodwill impairment indicated.

Note J. Reclassifications

Certain reclassifications have been made to the consolidated interim financial statements for 2000 to conform with the 2001 presentation.

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

                In the discussion below, the number of "members" is equivalent to the number of persons covered by contracts in force.

Summary of Membership and Ratios

	September 30,
	2001	2000
Membership at end of period:
Insured medical products	540,324	253,328
Specialty risk products	1,091,495	146,625
Specialty service products	1,055,239	-
Self–funded products:
Non-HMO	162,432	234,494
HMO	5,216	-
Total membership	2,854,706	634,447

Workers’ Compensation – Policies in force	720	-

Membership (as a percentage of the total):
Insured medical products	18.9%	39.9%
Specialty risk products	38.2	23.1
Specialty service products	37.0	-
Self–funded products	5.9	37.0
Total membership	100.0%	100.0%

Summary of Operating Results and Ratios

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands)
Revenue:
Insured medical products	$336,935	$133,303	$814,253	$373,043
Specialty risk products	41,190	7,491	90,071	22,405
Specialty service products	15,555	-	31,042	-
Government services	32,817	18,795	88,827	49,910
Self–funded products	6,431	6,001	21,136	18,169
Intercompany eliminations	(11,259)	(618)	(23,167)	(1,837)
Total health services revenue	421,669	164,972	1,022,162	461,690
Investment results	3,479	2,520	9,048	7,493
Total revenue	$425,148	$167,492	$1,031,210	$469,183

Health services revenue (as a percentage of the total):
Insured medical products	79.9%	80.8%	79.7%	80.8%
Specialty risk products	9.8	4.6	8.8	4.9
Specialty service products	3.7	-	3.0	-
Government services	7.8	11.4	8.7	10.8
Self–funded products	1.5	3.6	2.1	3.9
Intercompany eliminations	(2.7)	(0.4)	(2.3)	(0.4)
Total	100.0%	100.0%	100.0%	100.0%

Operating ratios:
Insured medical loss ratio(1)	91.6%	102.4%	90.9%	97.0%
Specialty risk products loss ratio(1)	74.5%	73.2%	75.3%	78.0%

Selling, general, and administrative expense:
Insured medical SGA ratio(2)	9.3%	14.3%	9.6%	12.2%
Specialty risk products SGA ratio(2)	24.0%	21.6%	23.9%	23.5%
Government services SGA ratio(3)	99.3%	99.1%	99.4%	99.3%

Self–funded admin. fees per member per month	$13.20	$8.53	$14.03	$8.44
Self–funded SGA per member per month	$14.95	$10.31	$16.24	$12.17

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

Results of Operations

Total Revenues

                Total revenues for the three months ended September 30, 2001 increased 153.8% to $425.1 million from $167.5 million for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, total revenues increased 119.8% to $1,031.2 million, compared to $469.2 million for the nine months ended September 30, 2000.  This increase was due primarily to the addition of the UWS revenues, which resulted from the March 23, 2001 combination of BCBSUW and UWS to form Cobalt.  UWS contributed $238.4 million in revenue for the three months ended September 30, 2001 or 142.3% of the total 153.8% increase for the quarter.  UWS contributed $472.6 million in revenue for the nine months ended September 30, 2001 or 100.7% of the total 119.8% increase for the period.  Other factors contributing toward the increase include premium rate increases on the medical insurance business, the re-pricing of self-funded products and new government fee based contracts.

Health Services Revenue

                Insured Medical Products.   Insured medical premium for the three months ended September 30, 2001 increased 152.7% to $336.9 million from $133.3 million for the three months ended September 30, 2000.  The increase is primarily due to growth in membership resulting from the addition of UWS business.  The addition of UWS premiums resulted in an increase to premium revenue for the three months ended September 30, 2001 of $192.2 million or 144.2% of the total 152.7% increase.  Also contributing toward the total increase in premium is an increase in average premium revenue per member per month.  Average insured medical premium per member for the three months ended September 30, 2001 increased 18.5% from the same period in 2000.  The number of insured medical members as of September 30, 2001 increased 113.3% to 540,324 from 253,328 as of September 30, 2000.  For the nine months ended September 30, 2001, insured medical premium increased 118.3% to $814.3 million from $373.0 million for the nine months ended September 30, 2000.  The addition of UWS premiums resulted in an increase to premium revenue for the nine months ended September 30, 2001 of $380.4 million or 102.0% of the total 118.3% increase for the period.  Average insured medical premium per member for the nine months ended September 30, 2001 increased 21.1% from the same period in 2000.  The average number of insured medical members for the nine months ended September 30, 2001 increased 80.2% to 444,204 from 246,496 for the nine months ended September 30, 2000.

                Specialty Risk Products.  Specialty risk premium for the three months ended September 30, 2001 increased 449.3% to $41.2 million from $7.5 million for the three months ended September 30, 2000. The increase primarily resulted from the addition of $34.3 million in revenues from the UWS specialty risk lines including life, accidental death and dismemberment, dental, disability, workers’ compensation and behavioral health. The number of specialty risk members as of September 30, 2001 increased to 1,091,495 from 146,625 as of September 30, 2000.  The total increase in membership of 944,870 reflects a decrease of 15,108 members in BCBSUW insured dental membership, offset by the addition of 959,978 members from the UWS specialty risk lines.  For the nine months ended September 30, 2001, specialty risk premium increased to $90.1 million from $22.4 million for the nine months ended September 30, 2000, also primarily attributable to the addition of the UWS business.

Specialty Service Products.  Health services revenue for the three and nine month periods ended September 30, 2001 includes $15.6 million and $31.0 million, respectively, related to the UWS specialty service products, which include workers’ compensation TPA business, subrogation and receivables collection, audit, electronic claims, and medical, pharmacy and behavioral health management services.

                Government Services.  Government services revenue for the three months ended September 30, 2001 increased 74.5% to $32.8 million from $18.8 million for the three months ended September 30, 2000.  Government Services revenue for the nine months ended September 30, 2001 increased 78.0% to $88.8 million from $49.9 million for the nine months ended September 30, 2000.  The increase from 2000 to 2001 is attributable to significant growth in the volume of Medicare claims processed, due to being awarded additional government contracts.  Effective December 1, 2000, UGS became the Medicare Part A Intermediary for the states of California, Nevada and Hawaii, and the territories of Guam, Mariana Islands and American Samoa.  In addition, also effective December 1, 2000, UGS became the Regional Home Health Intermediary for the states of California, Nevada, Arizona, Hawaii, Oregon, Idaho, Washington, and Alaska, and the territory of Guam.

                Self-funded Products.  Self-funded administrative fees for the three months ended September 30, 2001 increased 6.7% to $6.4 million from $6.0 million for the three months ended September 30, 2000. The average self-funded monthly administrative fee per member increased by 54.7% to $13.20 for the three months ended September 30, 2001 from $8.53 for the three months ended September 30, 2000. The number of self-funded members as of September 30, 2001 decreased 30.7% to 162,432 from 234,494 as of September 30, 2000. The increase in the monthly per member fee and decrease in total members for 2001 is due to aggressive pricing on targeted group contracts and subsequent loss of unprofitable business.  For the nine months ended September 30, 2001, self-funded administrative fees increased 15.9% to $21.1 million from $18.2 million for the nine months ended September 30, 2000.  The average self-funded administrative fee per member per month for the nine months ended September 30, 2001 increased 66.2% to $14.03 from $8.44 for the nine months ended September 30, 2000.

Investment Results

                Net investment results include investment income and realized gains (losses) on the sale of investments. Net investment results for the three months ended September 30, 2001 increased 40.0% to $3.5 million from $2.5 million for the three months ended September 30, 2000, primarily due to the addition of the UWS business. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income were 5.4% for the three months ended September 30, 2001, compared to 8.0% for the three months ended September 30, 2000.  Net investment results for the nine months ended September 30, 2001 increased 20.0% to $9.0 million from $7.5 million for the nine months ended September 30, 2000.

                Average invested assets for the three months ended September 30, 2001 increased 460.1% to $221.8 million, compared to $39.6 million for the three months ended September 30, 2000. The improvement during the three months ended September 30, 2001 is primarily the result of acquisition of UWS at the end of first quarter, which increased Cobalt’s invested assets by $192.4 million as of September 30, 2001.

                Net investment gains (losses) are realized in the normal investment process in response to market opportunities. Investment gains of $0.3 million were realized for the three months ended September 30, 2001.  Realized gains were insignificant for the three months ended September 30, 2000.  Net investment gains of $0.4 million were realized for the nine months ended September 30, 2001, compared to a net realized gain of $0.1 million for the nine months ended September 30, 2000.

Expense Ratios

                Loss Ratio.  The insured medical products loss ratio for the three months ended September 30, 2001 was 91.6%, compared with 102.4% for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, the insured medical products loss ratio was 90.9%, compared with 97.0% for the nine months ended September 30, 2000.  The decrease in the medical loss ratio is primarily the result of pricing increases and other cost control measures instituted in response to higher than anticipated medical utilization and cost trends.  In addition, the higher loss ratios for the three and nine month periods ended September 30, 2000 also reflect the effect of a premium deficiency reserve (“PDR”) of $11.3 million recorded during the third quarter of 2000 on the Medicare Risk business.  The PDR amount recorded represented estimated losses through the remainder of 2000 and throughout 2001.  As of September 30, 2001, the PDR was $0.5 million.  Management believes the remaining reserve is sufficient to cover estimated losses on this business.  Although increases in the level of government reimbursement, along with pricing increases and other cost containment measures have resulted in somewhat improved 2001 results on this line of business, profitability remains below targeted levels.  As a result, Cobalt has announced that it will exit this market effective January 1, 2002.

The specialty risk products loss ratio increased slightly to 74.5% for the three months ended September 30, 2001 compared to 73.2% for the three months ended September 30, 2000.  The ratio for the nine months ended September 30, 2001 improved to 75.3% from 78.0% for the nine months ended September 30, 2000.  Results for the prior year were entirely comprised of the BCBSUW insured dental line, which showed a slight increase in the loss ratio to 80.8% for the nine months ended September 30, 2001.  The overall improvement for the nine months ended September 30, 2001 resulted from the addition of the UWS specialty risk product line, which ran at a loss ratio of 73.7% for the nine months ended September 30, 2001.  This loss ratio reflects improvement from past results for the UWS specialty product lines, which on a stand-alone basis, ran at a loss ratio of 76.6% for the nine months ended September 30, 2000.

                Selling, General and Administrative Expense Ratio. The selling, general and administrative ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense. The insured medical products SGA expense ratio for the three months ended September 30, 2001 was 9.3%, compared with 14.3% for the three months ended September 30, 2000.  The insured medical products SGA expense ratio for the nine months ended September 30, 2001 was 9.6%, compared with 12.2% for the nine months ended September 30, 2000. The improved SGA expense ratio in 2001 is the result of expense control measures instituted, combined with a higher premium base in 2001 due to pricing increases.  In addition, the insured medical products SGA ratios for the three and nine month periods ended September 30, 2000 include the effect of a $2.4 million write-off of deferred acquisition costs related to the Medicare Risk business. The specialty risk products SGA ratio increased to 24.0% for the three months ended September 30, 2001 from 21.6% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the specialty risk products SGA ratio was 23.9% compared to 23.5% for the nine months ended September 30, 2000.  The change in the ratio reflects changes in the mix of specialty risk business due to the addition of the UWS business.

The average self-funded SGA expense per member per month increased 45.0% for the three months ended September 30, 2001 to $14.95 from $10.31 for the three months ended September 30, 2000.  The average self-funded SGA expense per member per month increased 33.4% for the nine months ended September 30, 2001 to $16.24 from $12.17 for the nine months ended September 30, 2000.  The decrease in the self-funded membership caused the SGA expense per member per month to increase.  Additional expense reduction measures are currently targeted in this area.

Operating Expense Ratio.  The operating expense ratio for Government services for the three months ended September 30, 2001 increased to 99.3% from 99.1% for the three months ended September 30, 2000.   The operating expense ratio for Government services increased to 99.4% for the nine months ended September 30, 2001 compared to 99.3% for September 30, 2000.  The slight increase in the 2001 operating expense ratios results from administrative fee reimbursement arrangements on new government contracts.

Other Expenses

                BCBSUW has a bank line of credit, in which Cobalt subsidiaries participate, that permits aggregate borrowings up to $20.0 million. Interest expense, related to the bank line of credit, was $0.2 million and $0.1 million for the three months ended September 30, 2001 and September 30, 2000, respectively. Interest expense was $0.4 million and $0.3 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

                Goodwill amortization totaling $1.8 million and $0.2 million has been recorded for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001 and 2000, goodwill amortization totaling $3.7 million and $0.4 million, respectively, has been recorded.  Goodwill amortization for the three months ended September 30, 2001 primarily relates to $75.1 million in goodwill recorded in 2001 for Cobalt as a result of purchase accounting, which is currently being amortized on a straight-line basis over a period of 15 years.  Amortization expense for the three and nine month periods ended September 30, 2000 includes amortization related to the purchase by BCBSUW of 1.4 million additional shares of UWS stock.  The excess of cost over the fair value of net assets acquired was recorded as goodwill by BCBSUW and was amortized on a straight-line basis over a period of 15 years.  As a result of purchase accounting, this goodwill was transferred to Cobalt during the first quarter of 2001 and is included in the $75.1 million of Cobalt goodwill discussed above.  In addition, goodwill amortization has been recorded for various past acquisitions of subsidiaries and additional insurance business completed by UWS and BCBSUW.

Profit sharing expenses of $0.3 million were recorded for the three months ended September 30, 2001, which relate primarily to two HMO joint venture provider arrangements within the insured medical products segment.  Profit sharing expenses of $0.4 million were recorded for the nine months ended September 30, 2001.

Net Income (Loss)

                Consolidated net results improved for the three months ended September 30, 2001 to a gain of $1.1 million compared to a loss of $24.8 million for the three months ended September 30, 2000.   For the nine months ended September 30, 2001, the net results improved to a loss of $1.5 million compared to a loss of $41.1 for the nine months ended September 30, 2000.  The $1.1 million gain for the three months ended September 30, 2001 was the combination of a $0.5 million after tax operating loss offset by a  $1.6 million equity in the net income of affiliates, net of tax.  The improved 2001 operating results reflect improvement in the insured loss and SGA ratios, increases in administrative fees on the self-funded business and continued growth in government contract business over the prior year.

                As of September 30, 2001, Cobalt had federal net operating loss carry-forwards of approximately $140 million available to offset future taxable income.  A full valuation allowance has been established against net deferred tax assets.

Liquidity and Capital Resources

                Cobalt's sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefit payments, as well as operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. Cobalt's investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

                Cobalt's cash flow reflects an additional $37.7 million in cash and cash equivalents as of September 30, 2001 as a result of the acquisition of UWS.

                As a Primary Licensee of the BlueCross BlueShield Association (the “Association”), Cobalt is required to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association.  BCBSUW and Compcare Health Services Insurance Corporation ("Compcare") are both considered larger controlled affiliate licensees by the Association and must also adhere to these requirements.  Cobalt maintained these required levels as of September 30, 2001.

                Cobalt's investment portfolio consists primarily of investment–grade bonds and government securities and has a limited exposure to equity securities. At September 30, 2001, $193.9 million or 98.1% of Cobalt's total investment portfolio was invested in bonds compared with $29.3 million or 64.3% at September 30, 2000. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa3" and “A1” at September 30, 2001 and September 30, 2000, respectively.  At September 30, 2001, $172.8 million or 87.4% of Cobalt’s total investment portfolio was classified as available-for-sale compared with $45.5 million or 100.0% as of September 30, 2000.   The market value of the total investment portfolio, which includes stocks and bonds, was greater than amortized cost by $4.7 million and less than amortized cost by $0.4 million at September 30, 2001 and September 30, 2000, respectively. Unrealized gains and losses on bonds classified as available-for-sale are included as a component of shareholders' equity, net of applicable deferred taxes. Cobalt has no investments in mortgage loans, no non-publicly traded securities (except for investments related to its affiliates), real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities).

                Cobalt has an outstanding line of credit in the amount of $15.0 million as of September 30, 2001 available to Health Professionals of Wisconsin, Inc.  The balance was $4.6 million as of September 30, 2001 and September 30, 2000. Interest on the line of credit is calculated using prime rate.

Cobalt is required to maintain certain levels of statutory capital and surplus under the NAIC Risk Based Capital (“RBC”) requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon the amount and type of premiums written.  In addition to statutory capital requirements, Cobalt, BCBSUW and Compcare are required to maintain certain levels as determined by the Association.  Cobalt, BCBSUW and Compcare are in compliance with these requirements as of September 30, 2001.  In order to satisfy certain intercompany receivables and continue to comply with minimum capital and licensing standards, management has considered selling certain subsidiaries, as well as some portion or all of its investment in American Medical Security Group, Inc., or obtaining capital from outside sources.

                Included in the statutory capital of certain insurance subsidiaries of Cobalt are particular interests in, or obligations of, affiliates, which are subject to potential change in valuation due to the discretion of the insurers’ regulators and the implementation of new accounting standards related to goodwill.  United Wisconsin Insurance Company (a wholly-owned subsidiary of Compcare) and BCBSUW carry intercompany receivables from Cobalt as admitted assets, together totaling approximately $50 million.  Intercompany receivables are carried at face value but could be subject to revaluation if OCI concludes a different interpretation of the relevant statutory accounting rules is applicable.  BCBSUW also carries two additional assets, which could be subject to future change in valuation.  These assets are (i) a $70 million secured note obligation from Cobalt payable January 1, 2002, the extension of which is subject to OCI approval, and (ii) BCBSUW’s investment in AMSG, the carrying value of which could be affected due to the implementation of accounting changes in calendar year 2002 resulting from the adoption of FAS 142 regarding the valuation of goodwill.  If any of these assets were subject to a material revaluation in the future, it would be necessary for Cobalt to obtain replacement capital in order to continue to satisfy the capital requirements imposed by the State of Wisconsin and the Association.  Cobalt believes that its current low leverage, and the value of other assets which could be sold or contributed to the affected subsidiaries, are sufficient to address such circumstances if they arise.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Under the new HIPAA privacy rules, Cobalt will be required to (1) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (2) establish specific internal procedures to protect health information and (3) enter into business associate contracts with those companies to whom protected health information is disclosed.  Violations of these rules could subject Cobalt to significant penalties.  Compliance with HIPAA regulations requires systems enhancements, training and administrative effort.  The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent.  HIPAA could expose Cobalt to additional liability for, among other things, violations by its business associates.

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

                The overall goal of the investment portfolio is to support the ongoing operations of Cobalt. Cobalt's philosophy is to manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Cobalt manages these risks by establishing gain and loss tolerances, targeting asset–class allocations, diversifying among asset classes and segments within various asset classes, and using performance measurement and reporting.

                Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of September 30, 2001 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage–backed securities. The reduction in the fair value of Cobalt’s modeled financial assets (aggregate of BCBSUW and UWS portfolios) resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $7.8 million as of September 30, 2001.

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

November 13, 2001	COBALT CORPORATION

By: /s/ Gail L. Hanson

Gail L. Hanson
Senior Vice President, Treasurer and
Chief Financial Officer