Form 10-K
period 2001-12-31
COBALT CORP
filed 2002-03-27
CIK 1062780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-14177

COBALT CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1931212
(State of incorporation)	(I.R.S. Employer Identification No.)

401 West Michigan Street Milwaukee, Wisconsin	53203-2896
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 226-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 28, 2002, there were outstanding 40,639,438 shares of Common Stock.  The aggregate market value of the shares of such stock held by non-affiliates of the registrant was $71,344,267 as of the same date, assuming solely for the purposes of this calculation that the Wisconsin United for Health Foundation, Inc. and all directors and executive officers of the Registrant are “affiliates.”  This determination of affiliate status is not necessarily a conclusive determination of other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cobalt Corporation Proxy Statement dated on or about

April 25, 2002 (Part III)

COBALT CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2001

PART I

ITEM 1:  Business

General

Cobalt Corporation (“Cobalt” or the “Company”) (formerly known as United Wisconsin Services, Inc. (“UWS”)) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin (“BCBSUW”) on March 23, 2001 (the “Combination”).  On that date, BCBSUW converted from a service insurance corporation to a stockholder owned corporation.  Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through a combination of the two companies.  At the time of the conversion and combination, BCBSUW owned approximately 46.6% of UWS’ outstanding common stock.  In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to the Wisconsin United for Health Foundation, Inc. (the “Foundation”).  The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt.  Refer to Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 9, 2001, for more information on the combination of UWS and BCBSUW.

Cobalt’s principal executive offices are located at 401 West Michigan Street, Milwaukee, Wisconsin 53203 and its telephone number at that address is (414) 226-6900.  As used herein, the term “Cobalt” or the “Company” includes Cobalt and its subsidiaries.

Cobalt offers a diverse portfolio of complementary insurance and managed care products to employer, individual, insurer and government customers sold primarily in Wisconsin, but also serving markets in all 50 states and the District of Columbia.  Cobalt is the only health insurer in the state operating full-service regional sales and customer service centers.  Cobalt sells health and dental products that deliver a wide array and strong combination of benefit plans, funding options and provider networks.  Cobalt operates the oldest health maintenance organization (“HMO”) system in Wisconsin, as well as offering a complete spectrum of insurance products including indemnity, Preferred Provider Organization (“PPO”) and Point of Service (“POS”) plans.  Cobalt also offers Administrative Services Only (“ASO”) programs for large, national, self-insured employers.  Cobalt also offers various specialty products and services including prepaid dental care, life, disability, managed care workers’ compensation insurance products and cost containment, health care electronic data interchange, pharmaceutical management, managed care consulting and receivables management services.  Cobalt also processes Medicare claims through United Government Services, LLC (“UGS”) for providers in all 50 states, Puerto Rico, the United States Virgin Islands, Guam, American Samoa and the Northern Mariana Islands.

Cobalt’s insured medical and self-funded products are sold primarily by a salaried sales force to employers and other groups.  Specialty products and services are sold through a variety of distribution channels to employer groups and providers in Wisconsin and throughout the United States.

Cobalt’s Strategy

Cobalt believes current market conditions in health care favor companies that provide quality health care products and services, while ensuring meaningful cost containment for the buyer.  Cobalt also believes there are significant niches offering opportunities for companies that are responsive to consumer demand for affordable health care.  Cobalt is a managed care leader in Wisconsin due to the quality and extent of its provider network, the number of members, the breadth of its managed care product offerings and the pricing of those products.  To take advantage of market opportunities, Cobalt has developed the following business strategy:

•                                          Emphasize Cost-Effective Access to Quality Health Care Options.  Cobalt believes that rising health care costs continue to cause buyers to seek cost-effective quality health care options for employees.  Cobalt focuses on this demand by offering a full range of managed care products coupled with state-of-the-art managed care techniques and competitive administrative costs.  During 2001, Cobalt focused on introducing more affordable products, including Healthy Edition HMO and POS and Buy Direct PPO products.  Cobalt also markets, in selected Wisconsin counties, its United 24 product, which combines health, disability and workers’ compensation coverage into a single lower premium product.

•              Strength of Blue Cross® Brand.  Cobalt believes that its right to the exclusive use of the Blue Cross® and Blue Shield® ("Blue") brands in its service area is a significant marketing tool and intends to continue emphasizing this brand awareness among prospective members.  During 2001, the use of the Blue brand was expanded as Cobalt redesigned its dental portfolio of products under the name "DentalBlue".

•                                          Pricing Strategy.  Consumers consider many factors including price when shopping for a health insurance product; therefore, Cobalt strives to offer quality individual and group products and services at a competitive price.  Cobalt offers products that carry flexibility and diversity, wherein the consumers can customize a health plan that meets both their insurance and financial needs.

•                                          Expand Geographically.  Cobalt intends to continue to expand its activities outside of its traditional areas of operation, both inside and outside of Wisconsin.  Cobalt has continued to increase its market share in southeastern Wisconsin by expanding its provider networks in counties surrounding Milwaukee.  Cobalt continues to expand its life and disability products through a brokerage sales effort in the upper Midwest.  The workers’ compensation product is being actively marketed in Iowa and Illinois, and Cobalt seeks additional opportunities to expand the workers’ compensation business through acquisitions or strategic joint ventures.

•                                          Regional Presence.  Cobalt sees the value of meeting the various needs of each community throughout Wisconsin.  Therefore, Cobalt’s subsidiary, BCBSUW has segmented Wisconsin into four regional markets and is the only health insurer in the state to operate regional service centers.  These offices put Cobalt close to customers and providers, allowing Cobalt to build beneficial and lasting relationships.  Each region is responsible for effectively developing, managing, and implementing marketing plans, which focus on the specific needs of each market while portraying a consistent corporate image.

•              Increase Market Share.  Cobalt continually seeks to gain market share, whether through the introduction of a new product, service or program, the entrance into a new market or through a new channel of distribution such as purchasing products online.  Cobalt consistently gathers and analyzes competitive intelligence information to strategize a marketing plan to better penetrate/target each market.  The small group market business is currently experiencing significant increases in premium rates.  To maintain and gain small group market share, Cobalt has designed quality products to meet various groups’ economic needs.

•              Focus on Core Business.  As evidenced by the filing of a Form 13-D indicating plans for an orderly reduction of its 45% investment in American Medical Security Group, Inc. (NYSE: AMZ), Cobalt is focusing on its core medical business.  This strategy may result in the sale of non-core specialty businesses and increased emphasis on expanding margins and market share in Blue branded business.  On March 22, 2002, AMS repurchased from BCBSUW 1.4 million shares of AMS common stock at a price of $13 per share (see Note 19 of Notes to Consolidated Financial Statements).

•              Internet Strategy .  Cobalt launched its Website, www.bluecrosswisconsin.com, in 2000.  Cobalt has gained positive presence both statewide and nationally through the Internet.  The products available online target small businesses and younger individual consumers  Here individuals and small businesses can purchase health insurance online at a discounted rate.  Over 20% of all new individual sales are now made online.  The site also allows Cobalt members to view their personal claim status, deductible and out-of-pocket amounts, hospital inpatient and outpatient authorization status and eligibility.  In addition, members can request new ID cards, access benefit booklets, select physicians and other providers and download provider directories.

Products

Insured Health and Self-Funded

Cobalt offers diversity through a wide range of group and individual products.  Through its subsidiary, BCBSUW, the following plans are offered: (i) Group Plans—PPO; Comprehensive Major Medical, which is a traditional fee-for-service health plan; Traditional Full-Pay, which is a plan covering full base and major medical care; and a Pharmacy Benefit Plan, which is a prescription drug card program; and (ii) Individual Products—Personal Choice and TempPlan, which cover individuals not covered by a group plan; and Value Plus, which is a Medicare supplement plan.

One of BCBSUW’s products, which extends beyond the Wisconsin borders, is the Interplan Teleprocessing Services (“ITS”) system, which utilizes technology linking Blue Cross plans throughout the United States.  This broadens BCBSUW’s national exposure and allows BCBSUW to target prospects headquartered in Wisconsin with out-of-state and overseas locations .  Almost anywhere in the world a Blue Cross member travels, he or she receives the same level of benefits available at home through the Blue Cross worldwide network of providers.  BCBSUW believes the ITS system will enhance sales opportunities in the national market going forward.  BCBSUW also participates in BlueCard, a national network of Blue Cross and Blue Shield plans, which allows members access to care while away from home.  Through electronic communications the “host” plan verifies eligibility, pays the claim based on its local fee arrangement and is then reimbursed by the “home” plan for the claim as well as an administrative fee.  Absent an agreement between two plans, the BlueCross BlueShield Association (“BCA”) determines the amount of the administrative fee.  Both insured and self-funded BCBSUW customers have access to the BlueCard network.

Cobalt’s HMO subsidiaries are Compcare Health Services Insurance Corporation (“Compcare”), Valley Health Plan, Inc. (“Valley”) and Unity Health Plans Insurance Corporation (“Unity”).  Compcare was organized in 1971 and operates primarily in southeastern Wisconsin.  Compcare is Wisconsin’s oldest and third largest HMO in terms of enrollment and premium revenues.  Valley, an HMO in northwestern Wisconsin, was acquired by UWS in 1992.  Its major provider is Midelfort Clinic Ltd., Mayo Health Systems (“Midelfort”).  Unity, an HMO serving south central and southwestern Wisconsin, was formed by the combination of HMO of Wisconsin Insurance Corporation (“HMOW”) and the business of U-Care HMO, Inc. (“U-Care”). HMOW and U-Care were purchased by UWS effective October 1, 1994.  Community Physicians’ Network, Inc. (“CPN”) and the University of Wisconsin-Madison Medical Foundation constitute the provider networks for Unity.

Compcare’s operations in the six counties included in the southeastern Wisconsin region comprise approximately 88% of its total membership.  The remainder of Compcare’s membership is spread throughout Wisconsin.  Compcare offers a variety of HMO and POS products.  POS products have become the coverage of choice for a number of employers as they provide a complete replacement for programs that include a PPO plan or both traditional indemnity and HMO coverages.  Compcare offers its members a broad network of providers, which include all three of the major integrated health care systems in southeastern Wisconsin.

Valley offers the following products primarily in a 15 county area in northwestern Wisconsin: (i) Partner Plan, a comprehensive HMO plan; (ii) POS products, which combine a traditional HMO plan and an out-of-network benefit with deductible and coinsurance; (iii) a Medicare supplement product, which is designed to supplement the government program’s allowed payments; (iv) an HMO Medicaid/BadgerCare plan, which is a comprehensive HMO plan for eligible Medicaid/BadgerCare recipients; and (v) Individual products, which are HMO plans designed for consumers who do not qualify for coverage through an employer group.  These plans offer comprehensive coverage with deductibles and coinsurance.

Unity markets comprehensive managed care products to employer groups and individuals in 19 counties in south central and southwestern Wisconsin.  Unity’s product offerings include HMO, POS and third party administrator (“TPA”) services.  The HMO product includes a variety of benefit coverage options with multiple co-pay and deductible options tailored to meet customer needs.  HMO coverage generally requires the use of participating (network) providers.  HMO offerings include federal, state and local government plans, a Medicaid HMO program and a Medicare Select individual product.  TPA services sold under the brand name “TPA Plus” offer employers self-funded benefit plan administration.  In addition to traditional administrative services, TPA options include the ability to select network and medical management services, which lower costs through the use of participating providers.

Distribution

Cobalt has a streamlined sales organization, combining the product offerings by its various affiliates.  By integrating the marketing of various Cobalt products, the Company is able to offer complete one-stop shopping to health care consumers.  Sales of medical and dental products are conducted by a salaried sales force throughout Wisconsin as well as through independent agents and brokers.

Marketing and Customers

Marketing group HMO products generally is a two-step process.  Presentations are made first to employers.  Once selected by an employer, Cobalt then directly solicits members from the employee base .  During periodic “open enrollments,” when employees are permitted to change health care programs, Cobalt uses advertising and work site presentations to attract new members.  Virtually all of the group contracts are renewable annually.

Significant factors in group selection by employers and employees include the composition of provider networks, quality of services, price, choice and scope of benefits, and market presence.  To the extent permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the federal government, Cobalt can offer an employer a wide spectrum of benefit options, including federally qualified and non-federally qualified products.  To address rising health care costs, some employers now consider a variety of health care options to encourage employees to use the most cost-effective form of health care services.

As of December 31, 2001, insured medical and self-funded membership consisted of the following (in numbers of individuals):

	HMO	PPO	POS	Medicaid	Medicare Risk	Other/ Individual	Self- Funded	Total
BCBSUW	—	134,511	4,298	—	9,147	88,859	164,415	401,230
Compcare	129,265	—	59,889	—	—	—	—	189,154
Valley	24,276	—	5,628	882	—	—	—	30,786
Unity	56,098	—	14,242	3,385	—	—	5,231	78,956
	209,639	134,511	84,057	4,267	9,147	88,859	169,646	700,126

Cobalt has significant enrollment among federal, state and municipal government employees, as well as employees represented by collective bargaining units.  Cobalt believes that health care will continue to be an important negotiating issue with organized labor groups and the reputation of Cobalt is advantageous to its future marketing efforts.

Top 10 Customers

The following table identifies the top ten customers based on membership counts as of December 31, 2001:

Percentage of Total Members

State of Wisconsin (3)	9.4%
Federal Employee Health Benefits Program (1)	7.5
Menards, Inc. (1)	2.1
Daimler Chrysler (2)	1.7
Alterra Health Care Corporation (1)	1.4
General Motors (3)	1.1
Columbia / St. Mary’s Inc. (1)	1.1
Milwaukee Public Schools (1)	1.0
Marshall & Ilsley Corporation (3)	1.0
UPS (2)	1.0
Subtotal	27.3
Other employer groups	72.7
Total	100.0%

(1)                                  Insured programs

(2)                                  Self-funded programs

(3)                                  Insured and self-funded programs

For additional information regarding Cobalt’s insured and self-funded medical products, see Management’s Discussion and Analysis and Note 18, “Segment Reporting” of this annual report on Form 10-K.

Providers

BCBSUW offers the largest provider network in Wisconsin, which statewide includes 128 hospitals, 1,114 ancillaries and 10,370 health care professionals as of December 31, 2001.  BCBSUW provides a diverse selection of primary care and specialty care physicians to meet health care needs.

Compcare, Valley and Unity contract with physicians and hospitals to provide medical services to their members.  Compcare has an extensive provider network in southeastern Wisconsin, which included 5,985 physicians as of December 31, 2001.  Compcare is the only HMO that contracts with all eight of the largest multi–specialty clinics in Milwaukee for the provision of health care services to its members.  This network is augmented by individual physicians, hospitals and independent physician associations (“IPAs”) affiliated with Milwaukee’s largest hospitals.  Providers outside of Milwaukee consist of multi–specialty clinics and hospitals.  Ancillary services are provided under capitated arrangements through sub-networks including chiropractic, mental health, oral surgery, home care, durable medical equipment and vision.  Compcare’s contracts with providers generally renew annually.  Compcare considers its relationships with its provider networks to be good and has been able to renew its provider contracts on acceptable terms.

Approximately 57.7% of Valley’s medical and other benefits are provided under an arrangement with Midelfort and its affiliate, Luther Hospital, which Cobalt believes are the leading medical service providers in Eau Claire, Wisconsin.  Arrangements with three smaller area clinics and five other hospitals provide a majority of the other medical and other benefits for Valley.  As of December 31, 2001, Valley’s provider network consisted of 379 physicians.  Approximately 87.1 % of Valley’s physician services are provided under the Midelfort arrangement.  The relationship with Midelfort is generated by the Valley provider arrangement, which extends through December 31, 2002.  Valley’s contracts with its other providers renew annually.  Cobalt considers its relationships with Midelfort and its other providers for Valley to be good and has been able to renew provider contracts on acceptable terms.

Unity contracts with CPN, an IPA, and University Health Care, Inc. (“UHC”).  UHC is a non-profit tax-exempt corporation that contracts on behalf of the University of Wisconsin Hospital and Clinics, the University of Wisconsin Medical Foundation and the University of Wisconsin School of Medicine.  CPN and UHC provide the majority of physician services for Unity’s membership throughout its 19 county service area.  CPN, UHC and Unity collectively contract with approximately 781 primary care providers and 2,412 specialists and ancillary health care providers.  In addition, Unity contracts directly with approximately 38 acute care and specialty care hospitals.

Compcare, Valley and Unity manage the cost of health care provided to members through the method of payment and risk-sharing programs with physician groups and hospitals and through their respective utilization management programs.  The method of payment consists of a combination of capitation, fee schedules and discounted fee-for-service arrangements.  Capitation allows the payment of a fixed amount per member per month to providers, regardless of the level of services provided, which stabilizes medical and dental costs.  For the twelve months ended December 31, 2001, approximately 8.7%, 23.9% and 41.0% of Compcare’s, Valley’s and Unity’s medical benefits, respectively, were provided under capitated arrangements.

For certain medical providers, compensation for services is calculated on a discounted fee-for-service basis.  Under this arrangement, Cobalt HMOs will reimburse physician groups for services rendered based upon negotiated fee schedules or usual and customary charges, less an agreed upon discount.  Hospitals may be reimbursed at a set per diem rate for each inpatient day, on a flat rate per procedure or case basis, according to diagnosis-related groups (“DRG”) or on a discounted charge basis.  In fee-for-service arrangements, risks associated with utilization are retained by the HMO.  However, such arrangements provide the HMO with greater pricing flexibility and opportunities to benefit by application of underwriting on a group-specific or individual basis.  Furthermore, fee schedule-based compensation allows the HMO to better target improvement in loss ratios through product development and benefit modification.  It is more difficult to make such changes under capitated arrangements because capitation levels must be renegotiated before any significant change can be made to benefits or products.

Operations of Provider Arrangements

Valley entered into a joint venture agreement with Midelfort effective January 1, 1992, which provided for after-tax profits to be shared equally with Midelfort.  The second amended and restated joint venture effective as of January 1, 2000 changed the profit sharing between Cobalt and Midelfort.  Under the new provider agreement, Midelfort shares in 50% of the net profits (losses) relating to the HMO and POS products based on the following:  Net profit/loss of HMO products are calculated over the life of the term and POS products are separately calculated on an annual basis.  Net losses for the HMO products are shared only to the extent that there are profits over the term to offset the losses.  Midelfort’s profit (loss) sharing on the POS product is capped at $0.1 million for 2001, increasing to $0.2 million for 2002.  Total profit sharing with Midelfort, on the HMO and POS products, for the twelve months ended December 31, 2001 equaled $0.4 million.

Midelfort has an option to repurchase all the capital stock of Valley on December 31, 2002 for Valley’s net equity plus $0.4 million.  If Midelfort exercises its repurchase option, Cobalt would have no ongoing interest in Valley.

Unity has provider agreements with Community Health Systems, LLC (“CHS”) and UHC for the period January 1, 2000 through December 31, 2004.  These agreements will automatically renew for additional five-year terms unless either CHS or UHC exercises its option to purchase the business originally sold to Cobalt or unless there is a termination of the agreements for cause.  The purchase options may be exercised on December 31, 2004.  Under the agreements, profit-sharing payments were eliminated with the exception of payments due to UHC for the years 2001 through 2004.  During each of these years, UHC is eligible to receive a portion of the pre-tax income as an annual performance bonus; however, total payments for the four-year period are limited to $0.7 million.

The purchase options allow CHS and UHC to repurchase the business originally sold to Cobalt as well as the increased membership relative to their respective provider networks.  CHS has the option to repurchase its proportionate share of Unity for the current net worth of the business being repurchased.  UHC has the option to purchase its share of Unity for $0.5 million plus the proportionate share of the net worth of Unity attributable to the UHC business, less any unpaid amount of the maximum performance bonus.  Exercise of the repurchase option ends the agreement with respect to that party.  If both repurchase options are exercised, Cobalt would have no ongoing interest in Unity.

Medical Management

The majority of medical management services for BCBSUW and Compcare are provided by Innovative Resource Group, LLC (“IRG”), a wholly owned subsidiary of Cobalt.  Medical management is done for BCBSUW and Compcare on insured products in order to manage medical costs and utilization and is performed on behalf of the customer on group self-funded business.  Medical management for Valley and Unity is coordinated by medical directors in conjunction with the medical staffs of their providers.  Cobalt believes that effective medical management continues to be valued by customers as health care costs continue to rise.

Management Information Services

Cobalt utilizes information systems developed and/or customized specifically to meet its needs.  The information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions as well as claims administration, provider management, quality management and utilization review.  Cobalt continually evaluates, upgrades and enhances the information systems that support its operations.  On October 1, 1998, Cobalt entered into an agreement with a service bureau to obtain certain electronic data processing services.  The agreement had an initial term of five years, with options for two additional one-year renewal periods, which Cobalt has agreed to extend.

Specialty Managed Care Products and Services

In the last few years, Cobalt has focused on growing the specialty products and services it offers.  Such products and services include HMO and indemnity dental coverage, life, disability and other products, managed care workers’ compensation, cost containment, health care electronic data interchange, pharmaceutical management, managed care consulting, receivables management and other medical benefits.  Such specialty products are sold through a variety of methods, including brokers, agents and an in-house sales force.  For additional information on Cobalt’s specialty managed care products, see Management’s Discussion and Analysis and Note 18, “Segment Reporting” of this annual report on Form 10-K.

Dental HMO and Indemnity Coverage

Cobalt is one of the largest providers of dental coverage in Wisconsin.  Dental HMO coverage is offered through Compcare, and dental indemnity coverage is offered through BCBSUW.  These dental HMO and indemnity benefit products are currently marketed under the DentalBlue® brand name.

For the dental HMO business, Compcare contracts with dental practices throughout Wisconsin on both a capitated and discounted fee schedule basis, with members receiving care through their selected dental centers.  The dental HMO provider network had 414 dental providers as of December 31, 2001.  Additionally, Compcare offers dental POS and out-of-area indemnity products.  Indemnity benefits for the POS and out-of-area indemnity products are underwritten by the Company's affiliate, United Wisconsin Insurance Company (“UWIC”).

BCBSUW offers indemnity, PPO, and self-funded plans.  The indemnity and self-funded plans are administered through a participating network that includes over 1,200 dentists as of December 31, 2001.  PPO benefits are provided through a network of 928 dentists as of December 31, 2001.  Providers within both the indemnity and PPO networks are reimbursed on a discounted fee-for-service basis.

The dental business offered through BCBSUW and Compcare is marketed under the DentalBlue name to take advantage of the Blue brand.  DentalBlue products compete with other regional and national HMO, PPO, and indemnity plans.  The DentalBlue products offer varying benefit options for Preventive, Basic, and Major services.  Premium revenues for the dental HMO, POS and out-of-area indemnity products offered by Compcare amounted to $33.2 million for the twelve months ended December 31, 2001, with membership of 172,006 as of December 31, 2001.  Premium revenues for the BCBSUW indemnity and PPO products totaled $26.8 million for the twelve months ended December 31, 2001, with membership of 131,974 as of December 31, 2001.  Membership for the self-funded plans totaled 37,975 as of December 31, 2001.

Life, Disability and Other

Cobalt offers group term life and accidental death and dismemberment (“AD&D”) coverages as well as dependent life and accelerated death benefits.  Short and long-term disability products have been designed to provide income replacement for an employee who becomes disabled through a non-work related situation.  As of December 31, 2001, Cobalt had a total of 275,495 life and disability certificates.  Net insured premium revenue related to life and disability products was $49.0 million for the twelve months ended December 31, 2001.  Certain life and disability products are underwritten by United Wisconsin Life Insurance Company (“UWLIC”), a wholly owned subsidiary of American Medical Security Group, Inc. (“AMSG”), and ceded to United Heartland Life Insurance Company (“UHLIC”), a wholly-owned subsidiary of Cobalt which is licensed in nine states and has applications pending in two additional states.  UWLIC is licensed to do business in 40 states and the District of Columbia. UWIC, a wholly owned subsidiary of Cobalt which sells disability products, is licensed in 36 states and the District of Columbia.  Cobalt competes with national providers of group life and disability coverage.

Managed Care Workers’ Compensation

Through United Heartland, Inc. (“UHI”), a wholly owned subsidiary of Cobalt, Cobalt applies managed care techniques to the workers’ compensation market in Wisconsin.  The workers’ compensation coverage sold through UHI is underwritten by UWIC in those states where UWIC is licensed to provide such coverage .  Health services revenue attributable to UHI approximated $28.3 million for the twelve months ended December 31, 2001.  Cobalt retained 80% of the workers’ compensation risk for the period of January 1, 2001 through June 30, 2001 and 65% for the period of July 1, 2001 through December 31, 2001, ceding the other 20% and 35%, respectively to a reinsurer.  The workers’ compensation market, both nationally and in Wisconsin, is extremely competitive.  Competition has primarily come from the large, national multi-line property and casualty insurance companies.

Cobalt believes the key elements to success in the workers’ compensation insurance business are service to employers and control of workers’ compensation costs through comprehensive loss control and claims management procedures.  As part of its underwriting process, UHI performs a loss control review of each prospective insured prior to making a commitment to provide coverage.  It also examines the employer’s commitment to developing or improving light duty/return to work programs, safety awareness programs, supervisor training in accident investigation and enforcement of safety in the workplace.  UHI also reviews the financial resources of the employers to verify an ability to follow through on any commitments made that may require a capital expenditure.

UHI utilizes medical management resources to assist in the adjustment of its claims, which include: (i) access to Cobalt’s usual and customary charges database; (ii) the PPO network established by Cobalt for UHI clients; and (iii) access to the hospital bill audit and medical staff of Cobalt as needed in claims handling.  Cobalt believes this managed care capability, combined with a commitment to communicating with employers, employees and medical providers, assists UHI in monitoring the major cost factors of workers’ compensation claims.  Cost savings have been demonstrated as evidenced by the fact that UHI’s customers have experienced an average claim cost that was 29% lower than the industry average in Wisconsin.

In 1999, the Company formed a joint venture with Health Care Service Corporation ("HCSC"), a mutual legal reserve company doing business as Blue Cross Blue Shield of Illinois to manage and sell workers’ compensation business through a new managing general agency, United Heartland Illinois.  All new workers’ compensation business sold under the joint venture and that renewed from HCSC’s prior workers’ compensation insurance company, Third Coast Insurance Company, is being insured by UWIC.  During 2001, Cobalt retained 40% of the workers’ compensation risk associated with the Illinois block of business and ceded the other 60% to reinsurers.  Profits and losses incurred by the United Heartland Illinois joint venture are being shared equally with HCSC.  For the twelve months ended December 31, 2001, UWIC recorded earned premiums from the joint venture of $6.0 million.  The joint venture capitalizes on UHI’s expertise in applying managed care techniques to workers’ compensation business.

Cost Containment Services

Meridian Resource Company, LLC (“MRC”), a wholly-owned subsidiary of Cobalt, specializes in providing cost containment services to insurance companies, third party administrators, HMO’s, employers, providers, government agencies, coalitions and other organizations to assist them in reducing their expenses and provide more cost effective health care delivery.  Cost containment services include hospital bill audit, provider discount network repricing, negotiations, DRG validation, claims administration audit, subrogation and recovery, electronic audit, collection and fraud investigation and recovery services.  Cobalt’s insurance subsidiaries utilize MRC for cost containment services.  MRC competes against other stand-alone companies that provide similar cost reduction strategies and other large insurance companies that provide these services.  Revenue from cost containment services totaled $10.5 million for the twelve months ended December 31, 2001.

Health Care Electronic Data Interchange (“EDI”) Services

United Wisconsin Proservices, Inc. (“Proservices”) provides software and claim submission services and has created the largest provider/insurer network for such services in Wisconsin, extending to over 250 hospitals and clinics in Wisconsin and over 210 home health agencies nationwide.  Proservices electronically transmits more than 13 million medical claims and other health care transactions annually for such clients as Medicare, Medicaid, private insurers, third party administrators and re-pricers.  Proservices competes with other hospital software vendors and national suppliers of electronic claims processing.  Revenue from EDI services totaled $4.5 million for the twelve months ended December 31, 2001.

Managed Care Consulting

IRG provides clients with a broad array of coordinated care management services.  The primary products include medical utilization management and large case management, disease management, employee assistance programs, behavioral health management, integrated behavioral health and employee assistance programs, behavioral health networks and claims administration, disability and workers’ compensation case management, prenatal education programs, pharmacy management services and drug rebate programs, and health care consulting and data analysis.  IRG’s customers include self-funded employer groups, insurance companies, reinsurance companies, third party administrators and governmental agencies.  Revenues from behavioral health and managed care consulting services totaled $46.9 million, for the twelve months ended December 31, 2001.

Receivables Management

Comprehensive Receivables Group, Inc. (“CRG”), is a health care receivables management firm based in Michigan serving health care providers in the Midwest and Southeast and insurance providers on a national level.  CRG provides collections and receivables management services to hospitals and other commercial clients.  Receivables management services provided within the health care industry represents 98% of CRG’s total revenues of $6.1 million for the twelve months ended December 31, 2001.

Government Programs

UGS’ primary business is providing healthcare program administration and payment safeguard services for the Centers for Medicare & Medicaid Services’ (“CMS”) Medicare program.  In connection with providing these services, UGS serves as the Medicare Part A Intermediary for California, Hawaii, Michigan, Nevada, Virginia, West Virginia, Wisconsin, American Samoa, Guam and the Northern Mariana Islands.  In addition, UGS serves as the Regional Home Health Intermediary for Alaska, Arizona, California, Hawaii, Idaho, Michigan, Minnesota, Nevada, New Jersey, New York, Oregon, Washington, Wisconsin, Guam, Puerto, Rico, and the United States Virgin Islands.  UGS also serves as the national Intermediary for the Federally Qualified Health Centers in all 50 states.  Finally, through its Indefinite Delivery-Indefinite Quantity contract, UGS is a Program Safeguard Contractor eligible to provide fraud and abuse detection and prevention services to the Medicare program.

In addition to providing services to the Medicare program, UGS also provides claim processing and administrative services in conjunction with the Wisconsin Medicaid program and the Health Insurance Risk Sharing Plan.  UGS provides these services through a subcontract with Electronic Data Services, Inc.

UGS plans to continue to grow as a Medicare and Medicaid contractor by bidding, either independently or through joint venture arrangements, on Medicare and Medicaid contracts in other states as they become available.  UGS processed 47.1 million claims during 2001.  Revenues related to administrative fees for these services amounted to $117.2 million for the year ended December 31, 2001.

Competition

The managed care industry is highly competitive.  During the past few years, the managed care industry in Wisconsin and the upper Midwest has experienced consolidation.  Cobalt believes the principal competitive features affecting its ability to retain and increase its managed care membership include the choice and flexibility of benefit plans offered, comprehensive access to local, national and international provider networks, quality of service (including online customer service),  and market presence and reputation.  Although Cobalt is a leading provider of managed care services in Wisconsin, Cobalt may experience increased competition in the future.  Many of Cobalt’s competitors are larger, have considerably greater financial resources and distribution capabilities and offer more diversified types of insurance coverage than Cobalt.  Cobalt’s key competitors include Humana, Inc., UnitedHealthcare, Dean Health Plan, Physicians Plus and Wisconsin Physician Service.

IRG’s competition in behavioral health care and medical management services include providers such as Magellan Heath Services, Cigna and United Behavioral Heath, as well as other smaller regional providers.

Competition for life, disability and workers’ compensation products comes from a variety of large national insurers such as Liberty Mutual and Unum as well as smaller regionally focused insurers.

UGS’ primary competitors in the Medicare arena are other Blue Plans, commercial insurance companies, and Program Safeguard Contractors.  UGS, like its competitors, continues to pursue growth individually and through joint venture and/or strategic partnering arrangements.

Reinsurance

Cobalt manages its risks through the use of reinsurance.  Cobalt maintains in force both “quota share” and “excess of loss” reinsurance treaties.  Quota share reinsurance is a contractual arrangement whereby the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately.  Cobalt’s quota share reinsurance treaties allocate the total amount of business subject to the treaties between Cobalt and the respective parties to the treaties.  Through quota share reinsurance, UHLIC assumes 100% of certain life coverages underwritten by UWLIC.  Approximately 20% in the first half of 2001 and 35% in the second half of 2001 of Cobalt’s Wisconsin and Iowa workers’ compensation business and 60% of Cobalt’s Illinois workers’ compensation business during 2001 was ceded to non-affiliated reinsurers.

Excess of loss reinsurance is used to limit the amount of loss retained by Cobalt on individual claims or a series of claims.  Excess of loss reinsurance is purchased on insured medical business with limits that vary by HMO and for BCBSUW and range from $150,000 to $500,000 per member per year.  Cobalt limits its retention per claim to $75,000 on its life business and on disability claims incurred prior to October 1, 2001.  It limits its long term disability exposure to a $3,500 monthly benefit on claims incurred on or after October 1, 2001.  For workers’ compensation claims, Cobalt retains the first $250,000 of a loss, which it shares with its quota share reinsurer, and cedes losses above $250,000 on an individual excess of loss basis to third–party reinsurers.  Reinsurance arrangements do not discharge the original insurer from its primary liability to policyholders, in the event of the failure of the reinsurer.  All reinsurers with which Cobalt contracts are rated “A-” (Excellent) or better by A.M. Best.

Investments

Cobalt attempts to minimize its business risk through conservative investment policies.  Investment guidelines set quality, concentration and return parameters.  Cobalt’s investment guidelines permit investments in various types of liquid assets, including U.S.  Treasury obligations, securities of various Federal agencies, and other assets including investment grade corporate debt securities, municipal securities, asset–backed securities, mortgage-backed securities and short-term fixed income securities.  The minimum average rating of the fixed income portfolio must be “A” or better, based on ratings of Standard & Poor’s Corporation or another nationally recognized securities rating organization.  Cobalt invests in securities authorized by applicable state laws and regulations and follows investment policies designed to maximize yield, preserve principal and provide liquidity.  Cobalt’s portfolio contains no investments in mortgage loans or non-publicly traded securities, except for investments in affiliates.  At December 31, 2001, $57.4 million of Cobalt’s investment portfolio was invested in investment-grade mortgage-backed securities.

With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers.  Such investment responsibilities, however, must be carried out within the investment parameters established by Cobalt, which may be amended from time to time.

Securities which may be sold prior to maturity to support Cobalt’s investment strategies, such as in response to changes in interest rates, the yield curve concentration or sector concentration, are classified as available-for-sale and are stated at fair value with unrealized gains and losses reported as a component of shareholders’ equity.  Securities for which Cobalt has both the positive intent and ability to hold to maturity are recorded at amortized cost.  Bonds that are held to meet deposit requirements of the various states are classified as held-to-maturity.

Regulation

General

Government regulation of employee benefit plans, including health care coverage, health plans and Cobalt’s specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion.  Cobalt believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations.  To maintain such compliance, it may be necessary for Cobalt or a subsidiary to make changes from time to time in its services, products, structure or operations.  Additional government regulation or future interpretation of existing regulations could increase the cost of Cobalt’s compliance or otherwise affect Cobalt’s operations, products, profitability or business prospects.

Federal legislation has significantly expanded regulation of group health plans and health care coverage.  The laws place restrictions on the use of pre-existing conditions and eligibility restrictions based upon health status and prohibit cancellation of coverage due to claims experience or health status.  Federal regulations also prohibit insurance companies from declining coverage to small employers.  Additional federal laws, which took effect in 1998, include prohibitions against separate, lower dollar maximums for mental health benefits and requirements relating to minimum coverage for maternity inpatient hospitalization.  Cobalt does not anticipate that these laws will affect its comparable profitability or business prospects because all insurance companies across the country are subject to the same requirements.

Furthermore, many requirements of the federal legislation are similar to small group reforms that have been in place for many years.  Cobalt will be able to utilize and expand upon the cost control measures initiated as a result of small group legislative reform.

Increasingly, states are considering various health care reform measures which, if passed, may limit the ability of Cobalt and its health plans to control which providers are part of their networks and hinder their ability to manage utilization and cost effectively.  “Patient Protection” laws, which became effective in Wisconsin in late 1998, established a prudent layperson standard for coverage of emergency room care and provided extended access to providers who are no longer part of the plan’s network.  A number of other states are considering similar legislation.  While this could affect Cobalt’s operations in those states, comparable profitability and business prospects should not be impacted because competing insurance companies would be subject to the same legislation.

HIPAA

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contained provisions requiring mandatory standardization of certain communications between health plans, electronic clearinghouses and providers who submit certain health information electronically.  HIPAA requires health plans to use specific date content standards, mandates the use of specific identifiers (e.g., national provider identifiers and national employer identifiers) and requires specific privacy and security procedures.  Final regulations pertaining to data content standards were published on August 17, 2000.  Although the new regulations will have a significant impact on Cobalt, the impact will be no greater than the impact the regulations will have on other insurance companies across the country.  Final regulations on the privacy of health information were released and were published on December 28, 2000.  Final regulations on security have not yet been issued.  Impacted companies must comply with that portion of the regulations relating to privacy by April 14, 2003.  The deadline for complying with that portion of the regulations relating to data content standards has recently been extended to October 16, 2003, provided the health plan submits a compliance plan to the Department of Health and Human Services by October 16, 2002.

HMOs

Wisconsin has enacted statutes regulating the activities of HMOs.  This regulation provides for periodic financial reports from HMOs and imposes minimum capital or reserve requirements.  In addition, certain of Cobalt’s subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial resources are maintained or to act as a fund for insolvencies of other HMOs in the state.

As a federally qualified HMO, Compcare must file periodic reports with, and is subject to periodic review by, the Centers for Medicare and Medicaid Services.

Cobalt’s HMOs which have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program.  Medicaid has in force and/or has proposed regulations relating to fraud and abuse, physician incentive plans and provider referrals, which may affect Cobalt’s operations.

Cobalt contracts with the Federal Employees Health Benefit Plan (“FEHBP”).  This contract is subject to extensive regulation, including complex rules relating to the premiums charged.  FEHBP has the authority to retroactively audit the rates charged and may seek premium refunds and other sanctions against health plans participating in the program.  Cobalt’s health plans that currently contract, or have contracted in past years with FEHBP, are subject to such audits and may be requested to make such refunds.  Given Cobalt’s participation in this federal program, and other federal health care programs, Cobalt has implemented, and places great importance upon, an effective compliance program.

Risk-Based Capital Requirements

Cobalt is subject to risk-based capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners (“NAIC”) for property and casualty, life and health insurance companies.  The formula for calculating such risk-based capital requirements, set forth in the instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the individual insurance company’s business.  Under these laws, property and casualty, life and health insurance companies and health maintenance organizations must submit a report of their risk-based capital level as of the end of the previous calendar year.  In addition, the BCA requires certain Cobalt insurance subsidiaries to meet more stringent RBC requirements than those required under the NAIC and OCI guidelines.

As of December 31, 2001, each of Cobalt’s insurance subsidiaries' total adjusted capital exceeded their minimum regulatory and licensure requirements of the NAIC and the BCA.  During 2001, the BCA has included Cobalt, BCBSUW and Compcare in its Plan Performance Response Monitoring Process (“PPRMP”) as a result of the financial performance of Cobalt.  As a result, the BCA has requested that Cobalt regularly submit additional interim financial information to the BCA.  In addition, the PPRMP monitoring thresholds require that Cobalt maintain a prescribed level of escrowed assets as a financial guarantee for its transactions with other Blue Cross plans.  The PPRMP monitoring process also requires that Cobalt provide certain notices to the BCA regarding its transactions with other Blue Cross plans.  Cobalt will not be required to submit such interim financial information and maintain any escrowed assets when its statutory capital improves above the prescribed monitoring threshold.

To maintain its BCA licenses, Cobalt is required to maintain a minimum level of statutory capital and surplus.  As of December 31, 2001, BCBSUW and Compcare exceeded the minimum standard to maintain its license by $15.8 million and $7.2 million, respectively.  The BCA is entitled to terminate Cobalt’ license agreement with the BCA, including the right to use the Blue Cross® and Blue Shield® trademarks, if Cobalt falls below the minimum level of statutory capital and surplus.

As of December 31, 2001, approximately $17.0 million of invested assets are maintained under an escrow agreement with the BCA.

Insurance Regulation

Cobalt’s insurance subsidiaries are subject to regulation by the Department of Insurance in each state in which the entity is licensed.  Regulatory authorities exercise extensive supervisory power over insurance companies relating to the licensing of insurance companies; the amount of capital which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company’s investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies.  Cobalt’s insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed.  Additionally, such companies are examined periodically by the insurance departments of the jurisdiction in which they are licensed to do business.

Cobalt actively markets insurance products to Medicare eligible individuals.  Medicare supplement (or Medigap) policies are regulated by the OCI and the subject of increasing regulation at the state level, as well as additional legislation at the federal level.  Cobalt continues to monitor and alter procedures to comply with new laws and regulations.  During 2001, Cobalt was subject to regulation by CMS by virtue of its participation in the Medicare+Choice program.  Cobalt exited this program effective January 1, 2002.

Under Wisconsin law, insurance companies must provide the OCI with advance notice of any dividend that is more than 15% larger than any dividend for the corresponding period of the previous year.  In addition, the OCI may disapprove any “extraordinary” dividend, defined as any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31; (ii) with respect to a life insurer, net income less realized gains for the calendar year preceding the date of the dividend; or (iii) with respect to a non-life insurer, the greater of (A)(ii) above or (B) the aggregate net income less realized gains for the three calendar years preceding the date of the dividend less distributions made within the first two of those three years. There are no dividend payments available from insurance subsidiaries for 2002 to Cobalt without OCI approval.

Insurance Holding Company Regulations

Cobalt is a holding company that conducts all of its business through combined entities and is subject to insurance holding company laws and regulations.  Under Wisconsin law, acquisition of control of Cobalt, and thereby indirect control of its insurance subsidiaries, requires the prior approval of the OCI.  “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person.  Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of the corporation and its subsidiaries unless the OCI, upon application, determines otherwise.

Cobalt is subject to regulation under state insurance holding company regulations.  Such insurance holding company laws and regulations generally require registration with that state’s department of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations.  Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions.  Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice, of certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

Utilization Review Regulations

A number of states have enacted laws and/or adopted regulations governing the provision of utilization review activities.  Generally, these laws and regulations require compliance with specific standards for the delivery of services, confidentiality, staffing, and policies and procedures of private review entities, including the credentials required of personnel.  Some of these laws and regulations may affect certain operations of Cobalt’s business units.  A few jurisdictions have enacted laws which hold managed care organizations liable for damages resulting from wrongful denial of care or payment for care.  Cobalt provides utilization review services through IRG in at least one state that has passed such legislation.  The liability law encompasses entities that do not provide insurance coverage, but merely provide utilization review services.  IRG has developed risk management procedures and believes that it will be able to minimize potential liability for coverage decisions.

ERISA

The provision of goods and services to or through certain types of employee health benefit plans is subject to ERISA.  ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the federal courts and the United States Department of Labor.  ERISA places certain controls on how Cobalt’s business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans.  The Department of Labor is charged with the enforcement of ERISA and has promulgated new regulations which will expand the claim review process.  Given that the current state insurance law governing health insurers contains stringent claim appeal process requirements, Cobalt does not anticipate that the rules will significantly impact Cobalt’s operations.  There have been continued legislative attempts to limit ERISA’s preemptive effect on state laws.  If such limitations were to be enacted, they might increase Cobalt’s liability exposure under state law-based suits relating to employee health benefits offered by Cobalt’s health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses’ operations.

Employees

As of December 31, 2001, Cobalt employed 3,454 full-time and 145 part-time employees, of whom 479 were managerial and supervisory personnel.  In addition, Cobalt leases the services of 68 people who manage and operate one of its subsidiaries.  Cobalt considers its relations with its employees to be good.

Trademarks

Compcare® is a federally registered service mark of Cobalt.  Blue Cross® is a federally registered service mark of the BCA.  Cobalt has filed for and maintains various other service marks and trade names at the federal level and in Wisconsin.  Although Cobalt considers its registered service marks, trademarks and trade names important in the operation of its business, the business of Cobalt is not dependent on any individual service mark, trademark or trade name.  Compcare and BCBSUW use the Blue Cross® and Blue Shield® trademarks in its business, pursuant to a license agreement with the BCA as a controlled affiliate of Cobalt.  Termination of this license may have a material adverse effect on the Company.

ITEM 2.  Properties

Cobalt occupies common facilities with its subsidiaries and is charged a proportionate share of the cost of such facilities under service agreements.  Cobalt’s corporate headquarters are located in Milwaukee, Wisconsin in a 235,000 square foot building leased by Cobalt.  In addition, Cobalt business is sold and serviced in four Wisconsin regional offices located in Eau Claire, Fond du Lac, Evansville and Oshkosh in 83,000 combined leased square feet.  Cobalt also leases and occupies approximately 48,500 square feet of office space in Waukesha, Wisconsin, approximately 45,000 square feet in New Berlin, Wisconsin, approximately 36,750 square feet in West Allis, Wisconsin, approximately 22,600 square feet in Platteville, Wisconsin, approximately 21,000 square feet in Stevens Point, Wisconsin, approximately 15,300 square feet in Brookfield, Wisconsin, approximately 9,900 square feet in Pewaukee, Wisconsin, approximately 5,500 square feet in Madison, Wisconsin and other locations individually under 5,000 square feet.  Cobalt also owns and occupies a 61,000 square foot facility in Pewaukee, Wisconsin and a 40,000 square foot facility in Sauk City, Wisconsin.

Cobalt also leases and occupies approximately 63,000 square feet in three locations in California, approximately 33,000 square feet in four locations in Virginia and West Virginia, approximately 30,200 square feet in five locations in Illinois, approximately 22,000 square feet in six locations in Michigan, approximately 14,400 square feet in Houston, Texas and other locations individually under 5,000 square feet.

In addition, in conjunction with Cobalt’s acquisition of the insurance operations of Family Health Plan Cooperative, Inc. in November 2000, Cobalt assumed a 10-year lease for a 60,000 square-foot facility in Brookfield, Wisconsin.  Cobalt intends to sub-lease this facility.

ITEM 3.  Legal Proceedings

Cobalt is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business.  Although the results of litigation proceedings cannot be predicted with certainty, Cobalt believes that the ultimate resolution of all current proceedings will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4a:  Executive Officers of Cobalt

Prior to September 25, 1998, UWS was a Wisconsin corporation that included the operations of what is now Cobalt as well as the operations of AMSG.  United Wisconsin Services, Inc. prior to such date is referred to herein as the “Predecessor”.  Cobalt was organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of the Predecessor.  On May 27, 1998, the board of directors of the Predecessor approved a formal plan to contribute the managed care companies and specialty business to Cobalt and spin off Cobalt to its shareholders (the “spin-off”).  On September 25, 1998, upon  its formation in connection with the spin-off, Cobalt was originally named Newco/UWS, Inc.  It was subsequently renamed United Wisconsin Services, Inc. following the spin-off, and was again renamed Cobalt Corporation in 2001.  The Predecessor was renamed American Medical Security Group, Inc. in connection with the spin-off.

The name, age, title and business background of each of the executive officers of Cobalt are set forth below.  The business address of each of the executive officers is 401 West Michigan Street, Milwaukee, Wisconsin 53203.

As of February 28, 2002, the executive officers of Cobalt are as follows:

Name	Age	Title
Thomas R. Hefty	54	Chairman of the Board, President, Chief Executive Officer
Stephen E. Bablitch	48	Senior Vice President, General Counsel and Secretary
Michael E. Bernstein	41	Senior Vice President; and President of Compcare
Timothy F. Cullen	58	Vice President, Chairman of UGS
Gail L. Hanson	46	Senior Vice President, Treasurer and Chief Financial Officer
James E. Hartert	47	Vice President; and President of IRG
Catherine S. Harvey	39	Senior Vice President
Michael J. Murray	42	Vice President and Chief Actuary
Kathryn K. Potos	50	Vice President
Penny J. Siewert	44	Senior Vice President of Regional Services
Mary I. Traver	51	Vice President

Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.  There are no family relationships among any of the directors and/or executive officers of Cobalt.

Thomas R. Hefty is the Chairman of the Board, President and Chief Executive Officer of Cobalt.  Mr. Hefty was elected President of the Predecessor in 1986 and Chairman of the Board and Chief Executive Officer of the Predecessor in 1991.  Since 1982, he has served in various capacities with subsidiaries of the Predecessor and Cobalt.  Mr. Hefty has been Chairman of the Board and a director of BCBSUW since 1986, having joined BCBSUW in 1982 and later serving as President.  From 1979 to 1982, Mr. Hefty was Deputy Insurance Commissioner for the Office of the Commissioner of Insurance for the State of Wisconsin.

Stephen E. Bablitch is Senior Vice President, General Counsel and Secretary of Cobalt.  Mr. Bablitch joined the Predecessor in 1996 as General Counsel, Vice President and Secretary.  He was elected Senior Vice President of Cobalt in May of 2001.  He has served in various capacities with subsidiaries of the Predecessor and Cobalt since 1996.  Mr. Bablitch has been Senior Vice President of BCBSUW since December of 2000.  He has also been General Counsel and Secretary of BCBSUW since 1996.  Prior to being elected Senior Vice President of BCBSUW, Mr. Bablitch served as Vice President since 1996.  Prior to joining the Predecessor and BCBSUW, Mr. Bablitch was an attorney with Dewitt, Ross and Stevens, Madison, Wisconsin from 1991 to 1996.

Michael E. Bernstein is Senior Vice President of Cobalt.  Mr. Bernstein was elected a Senior Vice President in February of 2000.   He was elected President of Compcare in July of 2001. He has served in various capacities with Cobalt’s subsidiaries since 2000.   Mr. Bernstein was elected Senior Vice President of BCBSUW in March of 2000.  Prior to joining Cobalt and BCBSUW, Mr. Bernstein served as Executive Vice President for the University of Wisconsin Medical Foundation in Madison, Wisconsin from 1998 through 1999.   From 1996 to 1998, Mr. Bernstein was Senior Vice President at University Health Care, Inc., Madison, Wisconsin.

Timothy F. Cullen is Vice President of Cobalt.  Mr. Cullen was elected a Vice President in May of 2001.  He was elected president and chief operating officer of the government programs division of BCBSUW in 1991, and he has been employed as chairman of UGS since January of 1999.  Mr. Cullen has served in various capacities with subsidiaries of the Predecessor and Cobalt since 1988.  Prior to joining Cobalt and BCBSUW, he was secretary of health and social services for the State of Wisconsin from 1987 to 1988.  From 1974 to 1986, Mr. Cullen was employed by the State of Wisconsin as a state senator and served three terms as senate majority leader.

Gail L. Hanson is Senior Vice President, Treasurer and Chief Financial Officer of Cobalt. Ms. Hanson was Treasurer of the Predecessor since 1987 and has been Treasurer of Cobalt since its formation in 1998.  She was elected a Vice President of the Predecessor in 1996.  Ms. Hanson was named Chief Financial Officer of Cobalt effective August 1, 1999.  She was elected Senior Vice President in May of 2001. Ms. Hanson has also served in various capacities with subsidiaries of the Predecessor and Cobalt since 1984.   Ms. Hanson has been Senior Vice President of BCBSUW since December of 2000; and Treasurer since 1987.  Ms. Hanson had been Vice President of BCBSUW since 1996, Chief Financial Officer since 1999 and Assistant Vice President since 1987, having joined BCBSUW in 1984 as the Controller of UWIC.

James E. Hartert, M.D. is Vice President of Cobalt.  Dr. Hartert was elected a Vice President in May of 1999.  He was elected President of IRG in July of 1999.   He has also served in various capacities with subsidiaries of the Predecessor and Cobalt since 1996. Prior to joining Cobalt, Dr. Hartert was employed by Humana Health Care Plans in Louisville, Kentucky, as Chief Medical Officer for the Kentucky market from 1994 to 1996.

Catherine S. Harvey is Senior Vice President of Cobalt.   Ms. Harvey was elected a Senior Vice President in February of 2000.   Ms. Harvey was elected Senior Vice President of BCBSUW in March of 2000.  Prior to joining Cobalt and BCBSUW, Ms. Harvey was Vice President of health services operations/delivery systems management at UnitedHealth Group in Minneapolis, Minnesota from 1997 to 1999.  From 1995 to 1996, Ms. Harvey was employed with Towers Perrin Integrated Healthsystems Consulting in Minneapolis, Minnesota as a senior consultant.

Michael J. Murray is Vice President and Chief Actuary of Cobalt.  Mr. Murray was elected a Vice President in June of 2001 .   Prior to joining Cobalt, Mr. Murray was Vice President and Chief Actuary of HealthNow New York Inc. in Buffalo, New York, (d/b/a Blue Cross & Blue Shield of Western New York and Blue Shield of Northeastern New York) from 1996 to 2000.

Kathryn K. Potos is Vice President of Human Resources for Cobalt.  Ms. Potos was elected as Vice President in May of 2001 .   She has served in various capacities with subsidiaries of the Predecessor and Cobalt since July of 2001.   Ms. Potos was Director of Human Resources of the Predecessor from 1996 to 1998, having joined the Predecessor in 1992 as a staff attorney.   Ms. Potos has been employed with BCBSUW since 1998 as a Regional Vice President.

Penny J. Siewert is Senior Vice President of Regional Services for Cobalt. Ms. Siewert was elected Vice President of Regional Services of the Predecessor in 1995 and Senior Vice President of Cobalt in May of 2001.  She has served in various capacities with subsidiaries of the Predecessor and Cobalt since 1994.   Ms. Siewert joined BCBSUW in 1977 and has served in various capacities.   Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets in 1992, Vice President of Regional Services in 1995 and Senior Vice President in March of 1999.

Mary I. Traver is Vice President of Cobalt.   Ms. Traver was elected Vice President of the Predecessor in 1988 .   Ms. Traver was Vice President and General Counsel of the Predecessor from 1988 to 1996 and Secretary from 1992 to 1996.   Ms. Traver was General Counsel of BCBSUW from 1988 to 1996; Secretary of BCBSUW from 1992 to 1996; and a Vice President of BCBSUW from 1988 to 2001.

PART II

ITEM 5.  Market For Registrant’s Common Equity.

The Cobalt common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBZ” .   The following table sets forth the per share high and low sale prices for the Cobalt common stock as reported on the New York Stock Exchange for the periods after the Combination and for the UWS common stock (NYSE: UWZ) for all periods prior to the Combination, along with the cash dividends paid per share for those periods, respectively.

	High	Low	Cash Dividends Paid
Year ended December 31, 2001:
First Quarter	$7.99	$3.38	—
Second Quarter	8.00	4.90	—
Third Quarter	9.05	4.37	—
Fourth Quarter	7.00	3.99	—
Year ended December 31, 2000:
First Quarter	$6.31	$3.94	—
Second Quarter	5.81	4.81	—
Third Quarter	6.00	4.63	—
Fourth Quarter	5.25	3.31	$0.05

As of February 27, 2002, there were 212 shareholders of record of Common Stock.  Based on information obtained from Cobalt’s Transfer Agent and from participants in security position listings and otherwise, Cobalt has reason to believe there are more than 1,700 beneficial owners of shares of Common Stock.

ITEM 6.  Selected Consolidated Financial Data

The following selected financial data are derived from the consolidated financial statements of Cobalt .   The data should be read in conjunction with Cobalt’s consolidated financial statements, the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except share data)
Statement of Operations Data:
Revenues:
Health services revenue:
Premium	$1,262,145	$538,080	$418,949	$361,965	$345,903
Government contract fees	117,192	70,305	52,259	31,667	23,333
Other		24,715	25,970	25,302	20,606
Investment results	12,526	9,583	18,510	13,501	18,347
Total revenues	1,451,246	642,683	515,688	432,435	408,189
Expenses:
Medical and other benefits	1,121,357	497,822	376,814	297,885	297,979
Selling, general, administrative and other	323,377	176,878	158,187	133,153	119,036
Profit sharing on joint ventures	510	—	—	—	—
Interest	561	300	553	115	215
Amortization of goodwill	5,908	622	191	—	—
Total expenses	1,451,713	675,622	535,745	431,153	417,230
Operating income (loss)	(467)	(32,939)	(20,057)	1,282	(9,041)
Gain (loss) from investment in affiliates, net of tax	(22,724)	(6,526)	(22,690)	3,991	6,857
Pretax income (loss)	(23,191)	(39,465)	(42,747)	5,273	(2,184)
Income tax expense (benefit)	(886)	548	—	(78)	(2,785)
Net income (loss)	$(22,305)	$(40,013)	$(42,747)	$5,351	$601
Earnings (loss) per share: (1), (2)
Basic and diluted	$(0.58)	$(1.28)	$(1.37)	$0.17	$0.02
Weighted average shares outstanding:
Basic and diluted (1), (2)	38,434,459	31,313,390	31,313,390	31,313,390	31,313,390
Operating Statistics:
Loss ratio (3)	88.8%	92.5%	89.9%	82.3%	86.1%
Selling, general, administrative and other expense ratio (4)	24.5%	27.9%	31.8%	31.8%	30.5%
Net income (loss) margin (5)	(1.5% )	(6.2% )	(8.3% )	1.2%	0.1%

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash and investments	$243,617	$45,678	$57,383	$109,447	$104,261
Total assets	726,805	394,205	381,400	443,186	392,699
Note receivable from affiliate	—	70,000	70,000	70,000	70,000
Total shareholders’ equity	208,222	168,943	200,109	250,991	245,857

(1)                                  When the Company reports a net loss, potentially dilutive securities are not included in the calculation of earnings per share (“EPS”) because their inclusion would have an antidilutive effect.

(2)                                  The 31,313,390 shares of Cobalt stock issued to the Foundation were used to calculate EPS for all periods prior to the Combination.

(3)                                  Represents medical and other benefits as a percentage of premium revenue.

(4)                                  Represents selling, general, administrative and other expenses as a percentage of health services revenue.

(5)                                  Represents net income (loss) as a percentage of total revenues.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cobalt Corporation (“Cobalt” or the “Company”) (formerly known as United Wisconsin Services, Inc. (“UWS”)) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin (“BCBSUW”) on March 23, 2001 (the “Combination”).  On that date, BCBSUW converted from a service insurance corporation to a stockholder owned corporation.  Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through a combination of the two companies.  At the time of the conversion and combination, BCBSUW owned approximately 46.6% of UWS’ outstanding common stock.  In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to the Wisconsin United for Health Foundation, Inc. (the “Foundation”).  The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt.

The Combination was accounted for as a purchase by BCBSUW of the remaining 9,096,303 shares of UWS that it did not already own at a market price of $6.15 per share on the closing date.  In accordance with accounting principles generally accepted in the United States (“GAAP”), goodwill was recorded representing the excess of the market price over the adjusted book value of UWS for the 53.4% of UWS that BCBSUW did not already own.  Total goodwill recorded by Cobalt as a result of the Combination amounted to $68.6 million, of which $22.1 million related to the recognition of a valuation allowance on the net deferred income tax assets recorded by UWS prior to the Combination.

For reporting purposes, the Combination is treated as a reverse purchase transaction, whereby BCBSUW becomes the acquirer and reporting entity for public company reporting.  Therefore, the accompanying audited consolidated financial statements present the Company’s financial position as of December 31, 2001, reflecting the purchase accounting adjustments for the Combination and include the accounts of both UWS and BCBSUW.  The financial position of the Company presented in the December 31, 2000 balance sheet represents only the accounts of BCBSUW, which includes BCBSUW’s 46.6% investment in UWS (see Note 6 of Notes to Consolidated Financial Statements).  The consolidated statements of operations, cash flows, and changes in stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2001, reflect the operations of the combined UWS and BCBSUW entities effective March 31, 2001.  Prior to March 31, 2001, the consolidated financial statements include only the operations of BCBSUW and its wholly-owned subsidiary, United Government Services, LLC (“UGS”) and minority interest in UWS and American Medical Security Group, Inc. (“AMSG”).  For purposes of calculating earnings per common share (“EPS”) of the Company, the 7,949,904 shares of Cobalt common stock owned by BCBSUW are accounted for as if it were treasury stock.

The consolidated financial statements subsequent to the Combination include the accounts of the Company’s majority owned insurance subsidiaries (BCBSUW, Compcare Health Services Insurance Corporation (“Compcare”), Unity Health Plans Insurance Corporation (“Unity”), Valley Health Plan, Inc. (“Valley”), United Wisconsin Insurance Company (“UWIC”), and United Heartland Life Insurance Company (“UHLIC”)) and other non-insurance subsidiaries.  All intra-company balances and transactions after March 31, 2001 have been eliminated in consolidation.

The Company offers full coverage, co-payment, preferred provider organization (“PPO”) and health maintenance organization (“HMO”) products to groups, along with Medicare supplement, PPO and interim coverage options to individuals.  The Company’s subsidiary, BCBSUW, is the only health insurer in the state operating full-service regional sales and customer service centers.  Through UGS, the Company is a government contractor and processes Medicare claims for providers in all 50 states and is currently the largest Part A Medicare processor in the nation.  The Company is also a leading provider of managed health care services and employee benefit products, HMO products, dental, life, disability and workers’ compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services.

In the discussion below, the number of “members” is equivalent to the number of persons covered by contracts in force.

Summary of Membership and Ratios	As of December 31,
	2001	2000	1999
Membership at end of period:
Insured medical products	530,480	255,289	221,266
Specialty risk products	1,119,226	145,955	151,471
Specialty service products	1,083,162	—	—
Self-funded products:
Non-HMO	164,415	235,604	298,799
HMO	5,231	—	—
Total membership	2,902,514	636,848	671,536

Workers’ Compensation – Policies in force	716	—	—

Membership (as a percentage of the total):
Insured medical products	18.3%	40.1%	32.9%
Specialty risk products	38.6	22.9	22.6
Specialty service products	37.3	—	—
Self-funded products	5.8	37.0	44.5
Total membership	100.0%	100.0%	100.0%

Summary of Operating Results and Ratios	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Revenue:
Insured medical products	$1,150,420	$510,638	$392,583
Specialty risk products	131,254	29,922	27,774
Specialty service products	46,496	—	—
Government services	117,192	70,305	52,259
Self-funded products	28,067	24,716	25,970
Other operations	(34,709)	(2,481)	(1,408)
Total health services revenue	1,438,720	633,100	497,178
Investment results	12,526	9,583	18,510
Total revenue	$1,451,246	$642,683	$515,688

Health services revenue (as a percentage of the total):
Insured medical products	80.0%	80.7%	79.0%
Specialty risk products	9.1	4.7	5.6
Specialty service products	3.2	—	—
Government services	8.1	11.1	10.5
Self-funded products	2.0	3.9	5.2
Other operations	(2.4)	(0.4)	(0.3)
Total	100.0%	100.0%	100.0%

Operating ratios:
Insured medical loss ratio (1)	90.6%	93.5%	90.5%
Specialty risk products loss ratio (1)	74.2%	77.1%	82.7%

Selling, general, administrative and other expense ratios:
Insured medical ratio (2)	9.6%	12.0%	14.3%
Specialty risk products ratio (2)	24.5%	22.9%	25.6%
Government services ratio (3)	99.3%	99.3%	98.4%
Specialty services ratio (4)	92.1%	—	—

(1)     Insured medical and other benefits as a percentage of premium revenue.

(2)     Insured selling, general, administrative and other expenses as a percentage of health services revenue.

(3)     Government services selling, general, administrative and other expenses as a percentage of government services revenue.

(4)     Specialty services selling, general, administrative and other expenses as a percentage of specialty services revenue.

Cobalt’s revenues are derived primarily from premiums, while medical and other benefits constitute the majority of expenses. Profitability is directly affected by many factors including, among others, premium rate adequacy, estimates of medical and other benefits, health care utilization, effective administration of benefit payments, operating efficiency, investment returns and federal and state laws and regulations.

Invested Assets

The table below reflects investment results for the periods indicated:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Average invested assets (1)	$166,888	$47,041	$75,665
Net investment income (2)	8,109	3,275	4,623
Average yield	4.86%	6.96%	6.11%
Net realized gains (losses)	845	(509)	8,014
Net unrealized gains (losses) on stocks and bonds	284	155	(709)

(1)                Average of aggregate monthly investment amounts.

(2)                Amounts are calculated net of investment expenses, exclude intra-company investment income from affiliates and other investment income.

Results of Operations

All financial data in the Results of Operations section are gross numbers and, therefore, are not net of intercompany eliminations .   For this reason, some of the financial data does not precisely match the data in the financial tables.

2001 Compared with 2000

The results for 2001 include the operations of the combined UWS and BCBSUW entities effective March 31, 2001 with AMSG continuing to be accounted for using the equity method.  Prior to March 31, 2001, the results include the operations of BCBSUW, its wholly-owned subsidiary, UGS, and BCBSUW’s investment in UWS and AMSG accounted for using the equity method.  The comparison between 2001 and 2000 is largely explained by the addition of UWS results for the last three quarters of 2001 following the Combination.

Total Revenues

Total revenues in 2001 increased 125.8% to $1,451.2 million from $642.7 million in 2000.  The increase in 2001 is due primarily to the addition of the UWS business, which resulted from the March 23, 2001 combination of BCBSUW and UWS to form Cobalt.  UWS contributed $712.3 million in revenue in 2001 or 110.8% of the total 125.8% increase for the year.  Other factors contributing toward the increase in 2001 include premium rate increases on the medical insurance business, the re-pricing of self-funded products and new government fee based contracts.

           Health Services Revenue

Insured Medical Products.  Insured medical premium in 2001 increased 125.3% to $1,150.4 million from $510.6 million in 2000.   The increase in 2001 is primarily due to the addition of UWS business.  The addition of UWS premiums resulted in an increase to premium revenue for 2001 of $574.4 million or 112.5% of the total 125.3% increase.  The number of insured medical members in 2001 increased 107.8% to 530,480 from 255,289 in 2000.  The total membership increase of 275,191 reflects a decrease of 18,474 members in BCBSUW insured medical membership, offset by the addition of 293,665 members from the UWS insured medical business.

Specialty Risk Products.  Specialty risk premium in 2001 increased 339.1% to $131.3 million from $29.9 million in 2000.  The increase in 2001 primarily resulted from the addition of $102.7 million in revenues from the UWS specialty risk business, which includes life, accidental death and dismemberment, dental, disability, workers’ compensation and behavioral health. The number of specialty risk members in 2001 increased to 1,119,226 from 145,955 in 2000.  The total increase in membership of 973,271 reflects a decrease of 13,981 members in BCBSUW insured dental membership, offset by the addition of 987,252 members from the UWS specialty risk business.

Specialty Service Products.  Specialty service revenue in 2001 includes $46.5 million related to the UWS specialty service products, which includes workers’ compensation third party administrator (“TPA”) business, subrogation and receivables collection, audit, electronic claims, and medical, pharmacy and behavioral health management services.

Government Services.  Government services revenue in 2001 increased 66.7% to $117.2 million from $70.3 million in 2000 ..   The increase from 2000 to 2001 is attributable to significant growth in the volume of Medicare claims processed, due to being awarded additional government contracts.  Effective December 1, 2000, UGS became the Medicare Part A Intermediary for the states of California, Nevada and Hawaii, and the territories of Guam, Mariana Islands and American Samoa.  In addition, also effective December 1, 2000, UGS became the Regional Home Health Intermediary for the states of California, Nevada, Arizona, Hawaii, Oregon, Idaho, Washington, and Alaska, and the territory of Guam.

Self-funded Products.  Self-funded administrative fees in 2001 increased 13.8% to $28.1 million from $24.7 million in 2000 .   The increase in 2001 results from an increase of approximately 60% in the administrative fee per member per month due to the targeted re-pricing of self-funded business, in order to eliminate unprofitable business.  The pricing increases were offset by a reduction of 30.2% in non-HMO self-funded membership to 164,415 as of 2001 from 235,604 as of 2000.

           Investment Results

Net investment results include investment income and realized gains (losses) on the sale of investments .   Net investment results in 2001 increased 30.2% to $12.5 million from $9.6 million in 2000.   The addition of UWS increased 2001 investment results by $8.0 million.  However, offsetting this increase was the elimination of BCBSUW investment income related to intra-company financing arrangements with UWS, subsequent to March 31, 2001, due to the Combination.  This intra-company investment income amounted to $5.5 million in 2000, as compared to $1.3 million in 2001, based on the amount recorded through March 31, 2001.   Average annual investment yields, excluding net realized gains, intra-company investment income and other interest income were 5.8% and 7.0% for 2001 and 2000, respectively.

Average invested assets in 2001 increased 255.1% to $166.9 million from $47.0 million in 2000.  The improvement in 2001 is primarily the result of the acquisition of UWS at the end of the first quarter of 2001, which increased Cobalt’s invested assets by $201.2 million as of December 31, 2001.

Net investment gains (losses) are realized in the normal investment process in response to market opportunities .   Realized gains were $0.8 million in 2001 compared to realized losses of $0.5 million in 2000.

             Expense Ratios

Loss Ratio.  The insured medical products loss ratio for 2001 was 90.6%, compared with 93.5% for 2000.  The decrease in the medical loss ratio in 2001 is primarily the result of pricing increases and other cost control measures instituted in response to higher than anticipated medical utilization and cost trends.  In addition, the higher loss ratio for 2000 also reflects the effect of a premium deficiency reserve (“PDR”) of $3.6 million recorded during the second half of 2000 on the Medicare Risk business.  The PDR amount recorded as of December 31, 2000 represented estimated losses throughout 2001.  The remainder of the PDR was reversed in 2001, as a result of the Company exiting the business effective January 1, 2002.

The specialty risk products loss ratio in 2001 improved to 74.2% compared with 77.1% for 2000.  Results for 2000 were entirely comprised of the BCBSUW insured dental business, which showed a slight increase in the loss ratio to 78.0% in 2001.  The overall improvement in 2001 resulted from the addition of the UWS specialty risk products, which ran at a loss ratio of 73.1% in 2001.  This loss ratio reflects improvement from past results for the UWS specialty risk products, which on a stand-alone basis, ran at a loss ratio of 77.1% in 2000.

Selling, General, Administrative and Other Expense Ratio .   For the insurance subsidiaries, the selling, general, administrative and other (“SGA”) expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense.  For non-insurance subsidiaries, SGA includes operating expenses only.

The insured medical products SGA expense ratio for 2001 was 9.6%, compared with 12.0% for 2000.  The improved SGA expense ratio in 2001 is the result of additional expense control measures instituted, combined with a higher premium base in 2001 due to pricing increases.  In addition, the insured medical products SGA ratio in 2000 includes the effect of a $2.4 million write-off of deferred acquisition costs related to the Medicare Risk business.

The specialty risk products SGA ratio in 2001 increased to 24.5% compared with 22.9% for 2000.  The change in the SGA ratio for specialty risk products reflects changes in the mix of specialty risk business due to the addition of the UWS business.

The expense ratio for Government services in 2001 and 2000 remained constant at 99.3%.  The expense ratio for specialty services was 92.1% for 2001.

             Other Expenses

The Company has a bank line of credit, in which certain subsidiaries participate, that permits aggregate borrowings up to $20.0 million, with company specific maximums for the participating companies.  Interest expense, related to the bank line of credit in 2001 and 2000 was $0.6 million and $0.3 million, respectively.

Goodwill amortization totaling $5.9 million and $0.6 million has been recorded for 2001 and 2000, respectively.  Of the total $5.9 million of goodwill amortization recorded for 2001, $3.4 million relates to $68.6 million of goodwill recorded in 2001 for the Combination as a result of purchase accounting, which was being amortized on a straight-line basis over a period of 15 years.  In addition, the 2001 amortization expense includes amortization related to the 1999 purchase by BCBSUW of 1.4 million additional shares of UWS stock, which has been amortized on a straight-line basis over a period of 15 years (see Note 3 of Notes to Consolidated Financial Statements).  Amortization expense for 2000 includes amortization related to the purchase by BCBSUW of the 1.4 million additional shares of UWS stock discussed above.  In addition, goodwill amortization has been recorded for various past acquisitions of subsidiaries and additional insurance business completed by the Company.

Profit sharing expenses of $0.5 million were recorded for 2001, which relate primarily to two HMO joint venture provider arrangements within the insured medical products segment.

             Loss from Investment in Affiliates

The loss from investment in affiliates increased to $22.7 million in 2001 from $6.5 million in 2000.  The $22.7 million loss in 2001 is comprised of AMSG income of $2.0 million for 2001, BCBSUW’s share of UWS income of $0.4 million for the first quarter of 2001, and other affiliate net income of $0.1 million, offset by a $25.2 million writedown of the investment in AMSG to the market value as of December 31, 2001.  This writedown was deemed appropriate based on management’s decision to no longer classify the investment in AMSG as a strategic long-term asset of the Company.  The 2000 loss from investment in affiliates of $6.5 million is comprised of a $7.6 million loss related to UWS, offset by a $1.1 million gain from AMSG.

             Net Loss

Consolidated net results improved in 2001 to a loss of $22.3 million compared to a loss of $40.0 million in 2000.  The $22.3 million net loss in 2001 reflects an operating loss of $0.5 million and a loss from investment in affiliates of $22.7 as discussed above, offset by an income tax benefit of $0.9 million.  The improved 2001 operating results reflect improvement in the insured loss and SGA ratios, increases in administrative fees on the self-funded business and continued growth in government contract business over the prior year.

As of December 31, 2001, Cobalt had federal net operating loss carry-forwards of approximately $141.0 million available to offset future taxable income.  A full valuation allowance has been established against net deferred tax assets.

Cobalt had a current income tax benefit of $0.9 million in 2001 in conjunction with the formation of Cobalt compared to no current income tax expense or benefit in 2000.  Cobalt recorded an immaterial deferred tax benefit in 2001 and a deferred tax expense of $0.5 million in 2000, which related to a valuation allowance from a prior period.

2000 Compared with 1999

Results for 2000 and 1999 include the operations of BCBSUW, its wholly-owned subsidiary, UGS and BCBSUW’s investment in UWS and AMSG accounted for using the equity method.

             Total Revenues

Total revenues in 2000 increased 24.6% to $642.7 million from $515.7 million in 1999.  The increase in 2000 resulted primarily from increased membership and premium rate increases on the medical insurance business and new government contracts.

             Health Services Revenue

Insured Medical Products.  Insured medical premium in 2000 increased 30.1% to $510.6 million from $392.6 million in 1999.  The increased premium is due to the number of insured medical members in 2000 increasing 15.4% to 255,289 from 221,266 in 1999, combined with increases in per member per month premium due to premium rate increases.

Specialty Risk Products.  Specialty risk premium in 2000 increased 7.6% to $29.9 million from $27.8 million in 1999.  The number of specialty risk members in 2000 decreased 3.6% to 145,955 from 151,471 in 1999.  The slight decrease in membership was offset by premium rate increases, resulting in an overall increase in revenues.

Government Services.  Government services revenue in 2000 increased 34.4% to $70.3 million from $52.3 million in 1999.  The increase from 1999 to 2000 is largely attributed to becoming the Medicare Part A Intermediary for the states of Virginia and West Virginia as of September 1, 1999.

Self-funded Products.  Self-funded administrative fees in 2000 decreased 5.0% to $24.7 million from $26.0 million in 1999.  The decrease in self-funded administrative fees in 2000 primarily resulted from a 21.1% decrease in self-funded membership from 298,799 in 1999 to 235,604 in 2000.  The decrease in membership was offset by an increase of 20.7% in the average self-funded administrative fee per member per month.  The decrease in revenue and membership is due to aggressive pricing on targeted group contracts and subsequent loss of unprofitable business.

             Investment Results

Net investment results include investment income and realized gains (losses) on the sale of investments.  Net investment results in 2000 decreased 48.1% to $9.6 million from $18.5 million in 1999, primarily due to a decrease in average invested assets, as discussed below.  Average annual investment yields, excluding net realized gains, intra-company investment income and other interest income were 7.0% and 6.1% for 2000 and 1999, respectively.

Average invested assets in 2000 decreased 37.9% to $47.0 million from $75.7 million in 1999.  The decrease in average invested assets during 2000 is a result of cash requirements necessary to fund operating losses.

Net investment gains (losses) are realized in the normal investment process in response to market opportunities .   Realized losses were $0.5 million in 2000 compared to realized gains of $8.0 million in 1999.  BCBSUW received interest income of $5.5 million and $4.8 million in 2000 and 1999, respectively, on a $70.0 million note from the Company.

             Expense Ratios

Loss Ratio.  The insured medical products loss ratio for 2000 was 93.5%, compared with 90.5% for 1999.  The increase in the medical loss ratio in 2000 is primarily the result of greater than anticipated medical utilization and cost trends partially related to BCBSUW’s Medicare Risk business, which reported premiums of $66.8 million and medical expense of $85.0 million.

The specialty risk products loss ratio in 2000 improved to 77.1% compared with 82.7% for 1999, primarily due to premium rate increases on the BCBSUW dental business.

Selling, General, Administrative and Other Expense Ratio.  The insured medical products SGA expense ratio for 2000 improved to 12.0%, compared with 14.3% for 1999, despite the fact that the ratio for 2000 includes the effect of a $2.4 million write-off of deferred acquisition costs related to the Medicare Risk business.  The improvement in 2000 reflects the effect of expense controls instituted, combined with a higher premium base due to membership and premium rate increases.

The specialty risk products SGA ratio in 2000 improved to 22.9% from 25.6% in 1999.  The expense ratio for Government services in 2001 was 99.3% compared to 98.4% in 1999, which reflects a change in the overall average government reimbursement level due to changes in the mix of business related to additional government business acquired in 2000.

             Other Expenses

The Company has a bank line of credit that permits aggregate borrowings up to $20 million, with company specific maximums for the participating companies.  Interest expense related to the bank line of credit in 2000 and 1999, was $0.3 million and $0.6 million, respectively.

In 1999, BCBSUW purchased 1.4 million additional shares of UWS stock.  The excess of cost over the fair value of net assets acquired has been recorded as goodwill and was amortized on a straight-line basis over a period of 15 years.  Amortization expense was $0.6 million and $0.2 million for 2000 and 1999, respectively.

             Loss from Investment in Affiliates

The loss from investment in affiliates decreased to $6.5 million in 2000 from $22.7 million in 1999.  The loss in 2000 is comprised of a loss of $7.6 million from UWS, offset by a gain of $1.1 million from AMSG.  For 1999, the affiliate results recorded by Cobalt include losses of $12.7 million from UWS and $10.0 million from AMSG.

Net Loss

Consolidated net results improved in 2000 to a loss of $40.0 million compared to a loss of $42.7 million in 1999.  The poor results in 2000 resulted primarily from the combination of a $32.9 million operating loss and a $6.5 million loss from investment in affiliates, net of tax.  The $32.9 million operating loss is due to a $20.6 million loss before income taxes on insured business, which experienced greater than anticipated medical utilization and cost trends, combined with a $10.7 million loss before income taxes on self-funded business.  In addition, the 2000 results include the effect of $3.3 million in transaction expenses in preparation for the Combination.  Partially offsetting these losses was $1.2 million in income before income taxes on government contracts.  The 1999 loss was also attributable to greater than anticipated utilization on the insured business and losses on the self-insured business.

Because of operating losses, BCBSUW did not have current income tax expense or benefit in 2000 or 1999.  BCBSUW had deferred tax expense of $0.5 million in 2000, which relates to a valuation allowance from a prior period.  There was no deferred tax benefit in 1999.

Liquidity and Capital Resources

Cobalt’s sources of cash flow consist primarily of health services revenues and investment income.   The primary uses of cash include medical and other benefit payments, as well as operating expense payments.  Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses.   Cobalt’s investment policies are designed to maximize yield, preserve principal and provide liquidity to meet anticipated payment obligations.

Cobalt’s cash flow improved in 2001 compared to 2000.   Net cash provided by operating activities was $13.0 million in 2001 compared with $8.3 million in 2000.   Net cash used in operating activities in 1999 was $34.3 million.   The improvement in 2001 operating cash flows is primarily due to the improved operating results. In addition, Cobalt’s cash flow from investing activities reflects the addition of $50.0 million for UWS cash and cash equivalents as of March 31, 2001 as a result of the Combination.  Due to periodic cash flow requirements, Cobalt made borrowings under its bank line-of-credit (“LOC”).  The LOC is with a commercial bank and has a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%, adjusted monthly with interest payments due monthly.  The LOC permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company and Compcare, up to $20.0 million.  Cobalt’s outstanding line of credit balance was $7.9 million as of December 31, 2001.  Cobalt had no outstanding line of credit balance as of December 31, 2000.  The interest expense on the line of credit was $0.6 million and $0.3 million in 2001 and 2000, respectively.  On December 31, 2001, the Company originated a term business note (“term note”) for the corporate holding company with a commercial bank for $7.5 million.  The term note had an adjustable rate of interest with payment of principal and interest due February 15, 2002.  The term note has been extended and renegotiated, with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003.  Interest is calculated at a rate equal to the LIBOR plus 1.5%, adjusted monthly.

As a Primary Licensee of the BlueCross BlueShield Association (“BCA”), Cobalt is required to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the BCA.  BCBSUW and Compcare are both considered larger controlled affiliate licensees by the BCA and must also adhere to these requirements.  BCBSUW and Compcare maintained these required levels as of December 31, 2001.

Cobalt’s investment portfolio consists primarily of investment-grade bonds and government securities and has a limited exposure to equity securities.   At December 31, 2001, $188.1 million or 98.1% of Cobalt’s total investment portfolio was invested in bonds compared with $30.0 million or 67.5% at December 31, 2000.  The bond portfolio had an average quality rating by Moody’s Investor Service of “Aa3” at December 31, 2001 and 2000.  At December 31, 2001, $180.7 million or 94.3% of Cobalt’s total investment portfolio was classified as available-for-sale compared with $44.4 million or 100.0% as of December 31, 2000.  The fair value of the total investment portfolio, which includes stocks and bonds, was greater than amortized cost by $0.3 million and $0.2 million at December 31, 2001 and 2000, respectively.  Unrealized gains and losses on bonds classified as available-for-sale are included as a component of shareholders’ equity, net of applicable deferred taxes.  Cobalt has no investments in mortgage loans, no non-publicly traded securities (except for investments related to its affiliates), real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities).

Cobalt has an outstanding line of credit in the amount of $15.0 million as of December 31, 2001 available to Health Professionals of Wisconsin, Inc.  The balance was $3.0 million and $4.6 million as of December 31, 2001 and 2000, respectively.  Interest on the line of credit is calculated using prime rate.

Statutory Capital

Cobalt is required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners (“NAIC”) Risk Based Capital (“RBC”) requirements .   Wisconsin insurers are also subject to compulsory and security surplus requirements based upon the amount and type of premiums written.  In addition to statutory capital requirements, Cobalt, BCBSUW and Compcare are required to maintain certain levels as determined by the BCA.  Cobalt, BCBSUW and Compcare are in compliance with these requirements as of December 31, 2001.  In order to satisfy certain intercompany receivables and continue to comply with minimum capital and licensing standards, management has considered selling certain subsidiaries, as well as some portion or all of its investment in American Medical Security Group, Inc., or obtaining capital from outside sources.

Included in the statutory capital of certain insurance subsidiaries of Cobalt are particular interests in, or obligations of, affiliates.  United Wisconsin Insurance Company (a wholly-owned subsidiary of Compcare) carries as an admitted asset an intercompany secured note from Cobalt in the amount of $21.2 million payable by October 1, 2002.  BCBSUW also carries a $70.0 million secured note obligation from Cobalt payable January 1, 2002.  Subsequent to year-end, the maturity date on the $70.0 million note was extended to January 2, 2003.

Management’s Plan

During the three years in the period ended December 31, 2001, the Company incurred operating losses aggregating $53.5 million.  Included in these losses are $27.8 million related to the Company’s participation in the Medicare Risk line of business, which the Company exited effective January 1, 2002.   Prior to the Combination, UWS and its subsidiaries incurred additional operating losses aggregating $71.0 million for the first quarter of 2001 and the two years ended December 31, 2000.  These losses largely relate to the HMO business in southeast Wisconsin.  Significant actions were taken during 2001 to cancel unprofitable HMO business.  Also contributing to the combined aggregate losses were $8.7 million of expenses relating to the Combination.   On a pro forma basis, Cobalt’s operating income for 2001 was a gain of $0.9 million (see Note 1 of Notes to Consolidated Financial Statements).  Despite these recent operating losses and the implementation of changes in statutory accounting (“Codification”) effective January 1, 2001, the Company complied with minimum capital and liquidity requirements of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) during 2001, 2000 and 1999.  The Company maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intra-company debt obligations with the common stock of affiliated entities.  OCI requested and management submitted a specific plan of action to continue to exceed the minimum capital requirements of the OCI and the BCA during 2002.

The outstanding common stock of Compcare, Unity, Valley and UHI currently provide the collateral for approximately $92 million borrowed by Cobalt from BCBSUW and UWIC.   These intra-company balances have been eliminated in the accompanying December 31, 2001 consolidated balance sheet. However, the intra-company balances continue to be an obligation of Cobalt to BCBSUW ($70 million) and UWIC ($22 million) in the statutory-basis financial statements of BCBSUW and UWIC.   Cobalt is obligated to repay BCBSUW by January 2, 2003 and UWIC by October 1, 2002.   Transfer of the pledged collateral to BCBSUW and UWIC will satisfy the legal obligations, but would not assist BCBSUW in complying with minimum capital and liquidity requirements, since the minimum capital calculations for investments in subsidiaries require a greater discount than for cash, marketable securities or affiliated receivables.   However, settlement of these obligations in cash will assist compliance with minimum capital and liquidity requirements.

At December 31, 2001, all of the Company’s subsidiaries are accounted for in the BCBSUW or Compcare capital calculations as a result of contribution or collateralization.

In order to assure the Company’s regulated insurance subsidiaries continue to satisfy minimum capital and liquidity requirements, the OCI requested, management developed and Cobalt's board of directors approved a capital plan to improve the Company’s position relative to minimum capital and liquidity requirements.   The capital plan, which management has provided to and discussed with the OCI and BCA, includes the following action steps to maintain required capital and liquidity levels during 2002:

•                  Sell certain non-regulated subsidiaries owned by the Company for cash and/or notes prior to October 1, 2002.

•                  Reduce BCBSUW’s investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002.

•                  Obtain debt financing at the Company’s corporate holding company from one or more institutional lenders to fund holding company liquidity needs including the repayment of the collateralized intra-company debt obligations between the holding company and its regulated subsidiaries.

•                  Achieve the Company’s 2002 projected core earnings, which anticipate breakeven operating results for Compcare for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001 .   Management expects Compcare’s significant change in profitability to occur as a result of efforts in the fourth quarter of 2001 to cancel unprofitable business and implement necessary premium increases for the remaining business.

•                  Adhere to certain practices in conducting and accounting for affiliated transactions, notably involving the lending practices previously described.   The Company will not use uncollateralized non-operating intra-company balances in complying with minimum capital and liquidity requirements.   The Company has reflected the revised practices in the December 31, 2001 regulated subsidiary statutory-basis financial statements filed with the OCI and other regulatory agencies.

•                  Satisfy the $70 million debt obligation to BCBSUW by December 31, 2002, either with cash obtained through external financing or by transferring the stock of Compcare to BCBSUW or a combination thereof.

•                  Satisfy the $22 million debt obligation to UWIC by September 30, 2002, either with cash obtained through external financing or by transferring the stock of Unity, Valley and UHI to UWIC.

The Company expects to remain in compliance with minimum capital and liquidity requirements of the OCI and the BCA throughout 2002 by substantially completing the capital plan described above or transactions with an equivalent impact on the Company’s position relative to minimum capital and liquidity requirements.  Non-compliance with minimum capital and liquidity requirements may subject the Company to various regulatory actions by the OCI and BCA, including rehabilitation, revocation of the Company’s license to sell insurance products in Wisconsin and revocation of the Company’s license to operate as a Blue Cross/Blue Shield franchisee.  See “Cautionary Factors”.

Inflation

Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index.   The Company’s cost control measures, risk-sharing incentive arrangements with medical care providers, and premium rate increases are designed to reduce the adverse effect of medical cost inflation on its operations.   In addition, the Company utilizes its ability to apply appropriate underwriting criteria in selecting groups and individuals and in controlling the utilization of health care services.   However, there can be no assurance that these efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, deferred tax assets, impairment of equity method investments, goodwill impairment, medical and other benefits payables, and litigation and tax contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.   Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts

A significant portion of the Company's receivable balances result from balances due from employers, individuals, and providers of medical services.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments or retroactivity in reporting membership cancellations.  If the financial condition of the Company’s customers were to deteriorate or if significant employee turnover were to occur among insured employers, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets

The Company recorded a full valuation allowance against all of its net deferred tax assets as of December 31, 2001 and 2000.  Management deemed that a full valuation allowance was appropriate based on the Company's history of losses and changes in tax planning strategies post combination.  In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income or reduce recorded goodwill in the period such determination was made.

Impairment of Equity Method Investments

The Company’s investment in AMSG is accounted for under the equity method of accounting.  At December 31, 2001 the Company owned 6,309,525 shares of the outstanding common stock (45.2% ownership) of AMSG.  The Company’s per share carrying value as of December 31, 2001 was $16.44 based on the Company’s share of AMSG’s equity.  Pursuant to current GAAP, the Company wrote down its investment in AMSG to the current market value ($12.45 as of December 31, 2001) of such stock due to the Company’s evaluation and announcement that its holdings in AMSG no longer represented a strategic investment and that the Company planned an orderly reduction of its ownership.  Although any market write downs are charged to operations, any subsequent increases in the market value after a market writedown are not reflected in the financial statements of the Company until full disposition of the shares occurs or the Company’s ownership percentage is reduced to below 20%.

Goodwill Impairment

In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated undiscounted future cash flows and other factors to determine the accountability of the respective assets.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and will be required to analyze its goodwill for impairment issues, based on fair values, during the first six months of fiscal 2002, and then on a periodic basis thereafter.   During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

Medical and Other Benefits Payables

The amount of medical and other benefits payables (the “loss reserves”) is determined based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information (e.g., medical cost index).   The estimation process requires the Company to continuously monitor and evaluate the life cycle of claims, on type-of-business and nature-of-claim bases.  Using data obtained from this monitoring and assumptions about the emerging trends, the Company develops information about the size of ultimate claims based on historical experience and other available market information.   The most significant assumptions, which vary by class of business, used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims.   The Company also monitors the reasonableness of the judgments made in the prior year estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis.

Because the amount of the loss reserves is sensitive to assumptions, the Company does not totally rely on a single estimate to determine the loss reserve .   To test the reasonableness of the best estimate generated by the Company’s loss estimation process, the Company develops several estimates using generally recognized actuarial projection methodologies that result in a range of reasonably possible loss reserve outcomes that are used to challenge the Company’s best estimate .   The Company will continue to closely monitor these developments to ensure that its conclusions on the impact are appropriate .   Should other trends emerge, the Company would react accordingly which could result in upward adjustments to its reserves .   Another factor that can significantly impact the loss reserve estimate is the impact of legislative changes in health care, court resolutions and judicial interpretations .   The Company only factors into its assumptions actual legislative changes, court rulings and interpretations .   Therefore, the loss reserve estimates made can be significantly impacted by future legislative actions, rulings or interpretations.

Litigation and Tax Contingencies

The Company and its affiliates are involved in various legal actions occurring in the normal course of business.  In the opinion of management, adequate provision has been made for losses, which may result from these actions.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.  In addition, the Company has made no accruals for outstanding litigation in which management believes that the Company will prevail.  As of December 31, 2001, the Company has accrued its best estimate of the probable cost for the resolution of these claims.  This estimate has been developed in consultation with internal and outside legal counsel that is handling the Company’s defense in these matters and is based upon a combination of litigation and settlement strategies.  Certain litigation is being addressed before juries in states where past jury awards have been significant .   To the extent additional information arises or strategies change, it is possible that the Company’s best estimate of its probable liability in these matters may change.  The Company recognizes the costs of legal defense in the periods incurred.  Accordingly, the future costs of defending claims are not included in the Company’s estimated liability.

The Company frequently faces challenges from domestic tax authorities regarding the amount of taxes due .   These challenges include questions regarding the timing and amount of deductions and the allocation of income.  In evaluating the exposure associated with the Company’s various filing positions, the Company records reserves for probable exposures when identified .   Based on the Company’s evaluation of our tax positions, the Company believes it has appropriately accrued for probable exposures .   To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of its reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

Cautionary Factors

This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements based upon management’s expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements.  Readers are cautioned not to place undue reliance on the forward-looking statements.  When used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “objective,” “plan,” “possible,” “potential,” “project” and similar expressions are intended to identify forward-looking statements.

In addition to the assumptions and other factors referred to specifically in connection with such statements, other factors could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements.  Also, a number of factors specific to the Company or related to its business may impact the performance of Cobalt common stock.  Among these factors are the following:

The Company's Regulated Subsidiaries are Required by State Regulations and the License Agreement with the BCA to Maintain Certain Levels of Capital.

State regulations govern the amount of capital required to be retained in Cobalt’s regulated subsidiaries and the ability of those regulated subsidiaries to pay dividends.  Those state regulations include the requirement to maintain minimum levels of statutory capital and surplus, including meeting the requirements of the RBC promulgated by the NAIC.  The OCI has broad authority to take certain actions in the event those capital requirements are not met.  Those actions could significantly impact the way the Company conducts business and its ability to access capital from the operations of its regulated subsidiaries, and could have a material adverse effect on its results of operations and financial condition.  In addition, the BCA imposes certain financial and service performance requirements, including maintaining minimum capital requirements based on RBC.  The BCA is entitled to terminate the license agreement if the Company does not satisfy those requirements.  Any new minimum capital requirements adopted in the future by the BCA or state regulation may increase the capital requirements of the Company.

Changes in Laws and Government Regulations May Adversely Affect the Company’s Business.

Changes in laws and government regulations designed to protect providers and members rather than shareholders could harm the Company’s business.  The Company’s business is extensively regulated by the states in which it operates and, to a lesser extent, by the federal government.  Changes in existing laws and rules, the enactment of new laws and rules and changing interpretations of these laws and rules could, among other things:

•      force the Company to change how it does business;

•      restrict revenue and enrollment growth;

•      increase health care and administrative costs;

•      impose additional capital requirements; and

•      increase or change the Company’s managed care liability.

Such regulations govern, among other things: (i) the amount of dividends and other distributions that can be paid by certain subsidiaries without prior approval or notification; (ii) the granting and revoking of licenses to transact business, trade practices, premium rate regulation, underwriting standards, policy forms, claims payment, licensing of agents and brokers, minimum reserve and capital surplus requirements; and (iii) compelled participation in, and assessments in connection with, risk-sharing pools and guaranty funds.  Such regulation is primarily intended to protect policyholders rather than investors.

Numerous proposals relating to changes in health care law have been introduced, and some have been passed, by Congress and the states in which the Company operates or may operate in the future.  Changes in applicable laws and regulations are continually being considered and interpretations of existing laws and rules may also change from time to time.  The Company is unable to predict what regulatory changes may occur or what effect any particular change may have on its business.  Although some of the recent changes in government regulations, such as the removal of the requirements on the enrollment mix between commercial and public sector membership, have encouraged managed care participation in public sector programs, the Company is unable to predict whether new laws or proposals will continue to favor or hinder the growth of managed health care.

The Company cannot predict the outcome of these legislative or regulatory proposals or the effect that they might have on its business.  Legislation or regulations which require changes in the Company’s current manner of operation, provide additional benefits or change contract arrangements may seriously harm the Company’s operations and financial results.

Government Reviews, Audits and Investigations May Adversely Affect the Company’s Business.

Cobalt's subsidiaries are subject to various governmental reviews, audits and investigations.  Any adverse investigation, audit results or sanctions could result in:

•      damage to the reputation of Cobalt and its subsidiaries in various markets;

•      increased difficulty in selling products and services;

•      loss of a license to act as an insurer or health maintenance organization or to otherwise provide a service;

•      loss of the right to participate in various federal programs, including the Medicare Supplement and Medicare Risk programs and Medicare Part A processing; and

•      imposition of significant fines, penalties and other sanctions.

Inadequate Premiums Would Negatively Affect Revenues and Profitability.

Most of Cobalt’s revenues are generated by premiums consisting of fixed monthly payments per member.  These premiums are fixed by contract, and the Company is obligated during the contract period to provide health care services as established by contract.  The Company has less control over costs related to the provision of health care than over its selling, general and administrative expenses.  Historically, our expenses related to health benefits as a percentage of premium revenue have fluctuated, and the percentage for any given fiscal quarter may not be indicative of full year or future results.  If premiums are not increased and expenses related to health benefits rise, Cobalt’s earnings would be impacted negatively.  In addition, actual health benefits costs may exceed estimated costs.  The premiums received under current contracts may therefore be inadequate to cover all claims, which may cause the Company’s earnings to decline.

A Reduction in the Number of Subscribers to the Company’s Health Care Programs May Harm Profitability.

A reduction in the number of subscribers to the Company’s health care programs could adversely affect its financial position, results of operations and cash flows.  Factors that could contribute to the loss of membership include:

•                  failure to obtain new customers or retain existing customers;

•      premium increases and benefit changes;

•      reduction in the Company’s provider network;

•      the Company’s exit from markets;

•      reductions in work force by existing customers; or

•      negative publicity and news coverage.

Cobalt’s Inability to Manage Medical Costs Effectively Would Reduce Profitability.

Cobalt’s profitability depends, to a significant degree, on its ability to predict and effectively manage medical costs.  Changes in health care regulations and practices, level of use of health care services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies, and other external factors, including general economic conditions or widespread bioterrorist acts, are beyond the Company’s control and would reduce its ability to predict and effectively control the costs of providing health care services.  Although Cobalt has been able to manage medical costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, its information systems, and reinsurance arrangements, it may not be able to continue to manage costs effectively in the future.

Rising Health Care Costs May Reduce Profitability.

Profitability may be adversely affected by rising health care costs and changes in the delivery of health care services.  Much of the premium revenue the Company receives is based upon rates set before services are delivered, and the related costs are usually incurred on a prospective annual basis.  Although the Company attempts to base the premiums charged on an estimate of future health care costs over the fixed premium period, competition, regulations and other circumstances may limit its ability to fully base premiums on these estimated costs.

Limited Ability to Accurately Estimate Incurred Medical Expenses Could Negatively Affect Reported Results.

The Company’s medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR.  The Company estimates its IBNR medical expenses based on a number of factors, including prior claims experience, maturity of markets, complexity of products and stability of provider networks.  Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change.  The Company utilizes the services of independent actuaries who are contracted on a regular basis to calculate and review the adequacy of its medical liabilities, in addition to using internal resources.  The Company cannot be sure that its IBNR estimates are adequate or that adjustments to such IBNR estimates will not harm its results of operations.  Further, the inability to accurately estimate IBNR may also affect the Company’s ability to take timely corrective actions, further exacerbating the negative impact on its results.

The Company maintains reinsurance to protect it against severe or catastrophic medical claims, but there can be no assurance that such reinsurance coverage will be adequate or available in the future or that the cost of such reinsurance will not limit the Company’s ability to obtain it.

Inability to Enter into or Maintain Satisfactory Relationships With Provider Networks Would Harm Profitability.

Profitability will be dependent upon the Company's ability, and the ability of its subsidiaries, to contract on favorable terms with hospitals, physicians and other health care providers.  The failure to secure cost-effective health care provider contracts may result in a loss of membership or higher medical costs.  In addition, the inability to contract with providers, or the inability of providers to provide adequate care, could adversely affect the Company's results of operations.

The Company’s provider arrangements with primary care physicians and specialists usually are for one to two-year periods and automatically renew for successive one-year terms, subject to termination for cause based on provider conduct or other appropriate reasons.  The contracts generally may be cancelled by either party upon 90 to 120 days’ prior written notice.  Contracts with hospitals are usually for one to two-year periods and automatically renew for successive one-year periods, subject to termination for cause due to provider misconduct or other appropriate reasons.  Generally, hospital contracts may be canceled by either party without cause on 90 to 150 days’ prior written notice.  There can be no assurance that the Company will be able to continue to renew such contracts or enter into new contracts enabling it to service its members profitably.  The Company will be required to establish acceptable provider networks prior to entering new markets.  Although it has established long-term relationships with many of its providers, the Company may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms.  If the Company is unable to retain current provider contracts or enter into new provider contracts timely or on favorable terms, profitability will be harmed.

Negative Publicity May Damage the Company’s Reputation.

The health care industry is subject to negative publicity.  Negative publicity may result in increased regulation and legislative review of industry practices which may further increase the cost of doing business and adversely affect profitability by:

•                  adversely affecting the ability to market products or services;

•                  requiring the Company to change its products and services; or

•                  increasing the regulatory burdens under which the Company operates.

In addition, as long as the Company uses the Blue Cross and Blue Shield names and service marks in marketing its managed care products, any negative publicity concerning the BCA or other BCA licensees may adversely affect its business.

Lawsuits and Other Claims Against the Company Under the Health Insurance Portability and Accountability Act of 1996 May Negatively Impact Its Profitability and Reputation.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to health care companies.  HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services.  HIPAA establishes new enforcement mechanisms to combat fraud and abuse, including a whistleblower program.

The federal government has enacted, and state governments are enacting, other fraud and abuse laws as well.  The Company’s failure to comply with HIPAA or these other laws could result in criminal or civil penalties and exclusion from Medicaid or other governmental health care programs and could lead to the revocation of Cobalt’s licenses.  These penalties or exclusions, were they imposed, would negatively impact the Company’s ability to operate its business.

The Company May Be Subject to Claims Relating to Managed Care Liability, Which Could Cause it to Incur Significant Expenses.

The Company’s providers and employees involved in care management decisions may be exposed to the risk of managed care liability claims.  In addition, states are beginning to adopt legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefit coverage determinations.  Claims of this nature, if successful, could result in substantial damage awards against the Company that could exceed the limits of any applicable managed care liability insurance coverage.  Therefore, successful claims asserted against the Company or its employees could adversely affect the Company’s financial condition and profitability.

In addition, Cobalt may be subject to other litigation that may adversely affect its business or results of operations.  The Company maintains managed care liability insurance and such other lines of coverage as it believes are reasonable in light of its experience to date.  However, this insurance may not be sufficient or available at a reasonable cost to protect the Company from liabilities which might adversely affect its business or results of operations.  Even if any claims brought against it were unsuccessful or without merit, the Company would still have to defend against such claims.  Any such defenses may be time-consuming and costly, and may distract management’s attention.  As a result, the Company may incur significant expenses and may be unable to effectively operate its business.

Failure to Properly Maintain the Integrity of Proprietary Information and Information Systems Could Result in the Loss of Customers or Decrease Profitability.

Cobalt’s business depends in part on its ability to maintain its information systems and to ensure the continued integrity of proprietary information.  The Company is committed to maintaining and enhancing existing information systems and developing new systems in order to keep pace with continuing changes in information processing technology, industry standards, and customer preferences.  If it does not maintain effective and efficient information systems, then the Company could experience the loss of existing customers, difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

The BCA May Revoke the Company’s License Agreements.

In connection with the license agreement with the BCA, Cobalt and certain of its subsidiaries are subject to ongoing and customary financial and service performance review.  Because of the financial performance of Cobalt, BCBSUW and Compcare, the BCA has included these entities in its Plan Performance Response Monitoring Process, or PPRMP.  As a result, the BCA has requested that Cobalt regularly submit additional interim financial information to the Association.  In addition, the PPRMP thresholds require that BCBSUW maintain a prescribed level of escrowed assets as a financial guarantee for its transactions with other Blue Cross plans.  The PPRMP also requires that BCBSUW provide certain notices to the BCA regarding transactions with other Blue Cross plans.

To maintain its Association license, BCBSUW is required to maintain a minimum level of statutory capital and surplus based upon the RBC.  As of December 31, 2001, statutory and surplus for Cobalt, BCBSUW and Compcare exceeded the minimum licensure level.  The BCA is entitled to terminate its license agreement with BCBSUW, including the right to use the Blue Cross and Blue Shield trademarks, if BCBSUW’s statutory capital and surplus falls below the company action level of RBC.  In addition, the BCA is entitled to terminate the license agreement if the Company does not satisfy certain performance requirements or if other events described in the license agreement, some of which are beyond the Company’s control, were to occur (including, but not limited to, violations of the ownership limitations contained in the Company’s Amended and Restated Articles of Incorporation or violations of divestiture deadlines by the Foundation).  Termination of this license agreement would significantly harm the Company’s ability to compete in its markets and could subject the Company to monetary penalties to the BCA.

Cobalt is Subject to Competition Which Affects its Ability to Increase Penetration of the Markets it Services.

Cobalt competes on the basis of size, price, quality of provider network, benefits provided and quality of service.  The Company has numerous types of competitors, including other health plans, insurers and third-party administrators and traditional state Medicaid programs that reimburse providers as care is provided.  Some of the health plans with which the Company competes have substantially larger enrollments, greater financial and other resources and offer a broader scope of products than the Company does.

In addition, the Company relies to a large degree on creating name brand recognition through community-based programs.  Where the Company has only recently entered a market or competes with health plans much larger than Cobalt, the Company may be at a competitive disadvantage unless and until its community-based programs and other promotional activities create brand awareness.

In certain markets the Company competes with organizations which have a substantial market share.  In other markets competing health plans may be owned by providers.  Organizations with sizable market share or provider-owned plans can obtain favorable financial arrangements which are not available to the Company.  Without such arrangements, Cobalt cannot effectively compete in such markets.

Stock Sales by the Foundation Could Cause the Cobalt Common Stock Price to Fall.

The Foundation and Cobalt entered into a voting trust and divestiture agreement in connection with the combination.  The voting trust and divestiture agreement requires the Foundation to reduce its ownership of Cobalt common stock by selling shares of Cobalt common stock.  Based upon the current number of shares of Cobalt stock outstanding, the Foundation must sell approximately eleven million shares of Cobalt common stock within three to four years after the combination and it must sell a total of 23.2 million shares of Cobalt common stock within five to seven years after the combination.  Given the limited historical trading volume for Cobalt common stock, significant sales of Cobalt common stock by the Foundation, and the expectation of these sales, could cause the Cobalt common stock price to fall.  The price of the Cobalt stock could be affected by these factors for an undetermined period of time.  If the Foundation fails to meet these divestiture requirements, Cobalt will arrange for the sale of the Foundation’s shares pursuant to the voting trust and divestiture agreement.

Registration Rights of the Foundation May Inhibit the Ability of Cobalt to Raise Additional Funds Through Equity Offerings.

The insurance industry is in a state of change, and, in order to take advantage of acquisition and other investment opportunities that may arise in the future, Cobalt may desire the flexibility to raise funds quickly by selling Cobalt common stock in the equity markets.  The registration rights agreement with the Foundation could limit or make more difficult Cobalt’s ability to raise funds through equity offerings upon desirable terms.

Cobalt’s failure to raise additional equity capital when required could:

•                  restrict its future growth, both internally and through acquisitions;

•                  inhibit its ability to invest in technology and other products and services that it may need;

•                  adversely affect its ability to compete in the markets it serves; and

•                  restrict the availability of capital available for Cobalt subsidiaries.

Provisions in Cobalt’s Amended and Restated Articles of Incorporation and Bylaws May Prevent Cobalt from Being Sold to a Third Party Unless the Cobalt Board of Directors Approves the Sale, and May Limit or Eliminate Increases in Stock Price Based on “Takeover” Speculation.

The Amended and Restated Articles of Incorporation and Bylaws of Cobalt include provisions required by the Association for its for-profit licensees which the Association designed to protect the independence of its for-profit licensees from any single shareholder. These provisions include the following:

•                  ownership limitations that prohibit institutional investors from owning 10% or more of the Cobalt voting securities, and prohibit other investors from owning 5% or more of the Cobalt voting securities; and

•                  initially, at least 80% of the Cobalt directors must be independent directors who are not affiliated or associated with the Foundation or any shareholder that owns Cobalt shares in excess of the ownership limits.

These provisions make it more difficult for a third party to acquire Cobalt in a transaction that the Cobalt board of directors has not negotiated or approved but in which the Cobalt shareholders may receive a premium for their shares. Also, these provisions can deter a party from acquiring a significant ownership position in Cobalt prior to submitting an offer to the Cobalt board of directors, and, as a result, the Cobalt common stock may trade at lower prices relative to other companies that do not have similar ownership limitations in their charter documents.

Cobalt Directors are Generally Able to Control the Outcome of All Matters Other Than Change of Control Proposals that are Submitted to the Cobalt Shareholders for a Vote as Long as the Foundation Beneficially Owns a Substantial Percentage of the Outstanding Shares of Cobalt Common Stock.

The Foundation beneficially owns approximately 77.5% of the outstanding shares of Cobalt common stock.  The Foundation has placed all of its shares in a voting trust for a trustee to vote and dispose of under the terms of the voting trust and divestiture agreement.

The trustee of the voting trust must, as a general matter, vote all of the Foundation’s shares held in the voting trust as directed by a majority of Cobalt’s independent directors and a majority of all of Cobalt’s directors on all proposals or matters that may come before the Cobalt shareholders, except for matters relating to proposed combination and sale transactions if the Cobalt shareholders will not own a majority of the shares of the resulting company. Thus, for so long as the Foundation beneficially owns a significant number of the Cobalt shares, the Cobalt board of directors will be able to control the outcome of most matters brought before the Cobalt shareholders for a vote, including amendments to the Cobalt Amended and Restated Articles of Incorporation and Bylaws and the election and removal of the Cobalt directors, subject to prior OCI approval as long as the Foundation beneficially owns more than 20% of the outstanding shares of Cobalt.

Cobalt Will Not Be Able to Sell or Merge Without the Approval of the Foundation as Long as the Foundation Beneficially Owns 50% or More of the Outstanding Shares of Cobalt Common Stock.

The acquisition of Cobalt by means of a merger or consolidation will require the approval of the Cobalt board of directors and the holders of a majority of the shares of the Cobalt common stock. As long as the Foundation beneficially owns more than 50% of the Cobalt common stock, it will be able—by itself—to block any proposed sale of Cobalt even if the Cobalt board of directors and other shareholders would otherwise favor the transaction. In addition, for so long as the Foundation beneficially owns at least 20% of the outstanding shares of Cobalt, Cobalt must consult with the Foundation prior to soliciting, or upon receiving, a business combination proposal which, if consummated, would result in the then existing shareholders of Cobalt owning less than a majority of the outstanding shares of the resulting company.

The Foundation May Have Interests in Cobalt that Differ from The Interests of Other Shareholders.

The Foundation is a non-stock, non-profit corporation with the purpose of benefiting the citizens of the State of Wisconsin by funding health care initiatives developed by the University of Wisconsin Medical School and the Medical College of Wisconsin.  The Foundation is expected to vote its shares of the Cobalt common stock on proposed merger and sale transactions based upon its best interests. The interests of the Foundation in a merger or sale transaction may be different from the interests of other shareholders.

Cobalt Directors Will Be Able to Ensure Their Re-Election and Designate Their Successors as Long as the Foundation Beneficially Owns a Substantial Number of Outstanding Shares of Cobalt Common Stock.

Cobalt directors are elected by plurality vote, and the Cobalt shareholders do not have cumulative voting rights. In any election of directors, the trustee of the voting trust must vote the Foundation’s shares in favor of each nominee approved by a majority of the directors of Cobalt who are deemed to be “independent” under the Association’s standards and a majority of all of the directors of Cobalt. However, if directors are eligible for public shareholder representation, the trustee will be directed to vote its shares in the same proportion and for the same candidates voted for by the Cobalt shareholders. Also, the directors of Cobalt may be removed from office only for cause as described in the Amended and Restated Articles of Incorporation and then only if the holders of 75% or more of the outstanding shares of Cobalt common stock vote for removal. The trustee of the voting trust will vote all of the Foundation’s shares held in the voting trust against the removal of a director unless a majority of the independent directors of Cobalt and a majority of all of the directors of Cobalt initiate or consent to the removal. As a result, the directors of Cobalt will likely be able to ensure their re-election and designate their successors for as long as the Foundation owns a substantial number of shares of Cobalt common stock.

There Are Additional Miscellaneous Risks that May Affect Future Results of Operations, Financial Condition or Business.

Additional risks and uncertainties that may affect the Company’s future results of operations, financial condition or business include, but are not limited to:

•                  demand for, and market acceptance of, its products and services;

•                  ability to develop and deliver new products and services and adapt existing products and services to meet customer needs and expectations;

•                  ability to keep pace with technological change in order to provide better service and remain competitive;

•                  ability to attract and retain capital for growth and operations on competitive terms;

•                  government intervention in the health care industry; and

•                  changes in accounting policies and practices.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

Because of Cobalt’s investment policies, the primary market risks associated with Cobalt’s portfolio are interest rate risk, credit risk and the risk related to fluctuations in equity prices. With respect to interest rate risk, a reasonably near-term rise in interest rates could negatively affect the fair value of Cobalt’s bond portfolio.  However, because Cobalt considers it unlikely that Cobalt would need or choose to substantially liquidate its portfolio, Cobalt believes that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, Cobalt is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments.

The overall goal of the investment portfolio is to support the ongoing operations of Cobalt. Cobalt’s philosophy is to manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Cobalt manages these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among asset classes and segments within various asset classes, and using performance measurement and reporting.

Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of December 31, 2001 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of Cobalt’s modeled financial assets (aggregate of BCBSUW and UWS portfolios) resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $7.0 million as of December 31, 2001.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Auditors
Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Report of Independent Auditors

Board of Directors

Cobalt Corporation

We have audited the accompanying consolidated balance sheets of Cobalt Corporation (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also include the financial statement schedules listed in the index at Item 14(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin	Ernst & Young LLP
March 26, 2002

Cobalt Corporation

Consolidated Balance Sheets

	December 31,
	2001	2000
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$51,918	$1,305
Investments—available-for-sale, at fair value	180,692	44,373
Due from affiliates	5,091	12,896
Premium receivables	33,971	3,325
Due from clinics and providers	11,922	7,063
Other receivables	52,889	28,127
Prepaid expenses and other current assets	31,441	18,385
Total current assets	367,924	115,474

Noncurrent assets:
Investments—held-to-maturity, at amortized cost	11,007	—
Investment in affiliates, net	79,466	105,609
Property and equipment, net	33,632	25,139
Goodwill, net	102,749	8,020
Note receivable from affiliate	—	70,000
Prepaid pension	53,837	36,471
Deferred income taxes	29,505	19,067
Other noncurrent assets	48,685	14,425
Total assets	$726,805	$394,205

Liabilities and shareholders’ equity
Current liabilities:
Medical and other benefits payable	$222,768	$104,415
Advance premiums	88,495	40,745
Due to affiliates	59	910
Payables and accrued expenses	50,860	29,597
Short-term debt	12,369	—
Other current liabilities	29,734	5,162
Total current liabilities	404,285	180,829

Noncurrent liabilities:
Other benefits payable	47,282	—
Deferred income taxes	29,505	20,699
Postretirement benefits other than pension	18,090	12,722
Other noncurrent liabilities	19,421	11,012
Total liabilities	518,583	225,262

Shareholders’ equity:
Common stock (no par value, no stated value, 48,542,947 issued (including 7,949,904 owned by subsidiary, see Note 1) and 40,593,043 outstanding at December 31, 2001)	249,566	—
Retained earnings (deficit)	(41,979)	170,907
Accumulated other comprehensive income (loss)	635	(1,964)
Total shareholders’ equity	208,222	168,943
Total liabilities and shareholders’ equity	$726,805	$394,205

See accompanying Notes to the Consolidated Financial Statements

Cobalt Corporation

Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$1,262,145	$538,080	$418,949
Government contract fees	117,192	70,305	52,259
Other	59,383	24,715	25,970
Investment results	12,526	9,583	18,510
Total revenues	1,451,246	642,683	515,688

Expenses:
Medical and other benefits	1,121,357	497,822	376,814
Selling, general, administrative and other	323,377	176,878	158,187
Profit sharing on joint ventures	510	—	—
Interest	561	300	553
Amortization of goodwill	5,908	622	191
Total expenses	1,451,713	675,622	535,745

Operating loss	(467)	(32,939)	(20,057)
Loss from investment in affiliates, net of tax	(22,724)	(6,526)	(22,690)
Pretax loss	(23,191)	(39,465)	(42,747)
Income tax expense (benefit)	(886)	548	—
Net loss	$(22,305)	$(40,013)	$(42,747)

Basic and diluted loss per common share	$(0.58)

See accompanying Notes to the Consolidated Financial Statements

Cobalt Corporation

Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income(Loss)

	Common Shares Outstanding	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In thousands, except share data)

Balance at December 31, 1998	—	$—	$246,083	$4,908	$250,991
Comprehensive loss:
Net loss	—	—	(42,747)	—	(42,747)
Change in unrealized gains/losses on investments, net of tax	—	—	—	(11,114)	(11,114)
Comprehensive loss					(53,861)
Change in ownership of affiliates	—	—	2,979	—	2,979
Balance at December 31, 1999	—	—	206,315	(6,206)	200,109
Comprehensive loss:
Net loss	—	—	(40,013)	—	(40,013)
Change in unrealized gains/losses on investments, net of tax	—	—	—	4,242	4,242
Comprehensive loss					(35,771)
Change in ownership of affiliates	—	—	4,605	—	4,605
Balance at December 31, 2000	—	—	170,907	(1,964)	168,943
Comprehensive loss:
Net loss	—	—	(22,305)	—	(22,305)
Change in unrealized gains/losses on investments, net of tax	—	—	—	2,599	2,599
Comprehensive loss					(19,706)
Capitalization of Wisconsin United for Health Foundation, Inc.	31,313,390	192,577	(192,577)	—	—
Issuance of common stock — acquisition	9,096,303	55,938	—	—	55,938
Issuance of common stock — options exercised	11,250	51	—	—	51
Issuance of common stock — 401(k)	172,100	1,000	—	—	1,000
Change in ownership of affiliates	—	—	1,402	—	1,402
Conversion of SAR’s to options	—	—	594	—	594
Balance at December 31, 2001	40,593,043	$249,566	$(41,979)	$635	$208,222

See accompanying Notes to the Consolidated Financial Statements

Cobalt Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Operating activities
Net loss	$(22,305)	$(40,013)	$(42,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,329	8,669	8,709
Premium deficiency reserve-Medicare Risk	(3,617)	3,617	—
Write-off of deferred acquisition costs-Medicare Risk	—	2,434	—
Impairment of data warehouse software asset	—	—	2,398
Loss from investment in affiliates, net of tax	22,724	6,526	22,690
Realized investment (gains) losses, net	(845)	509	(8,014)
Deferred income taxes	(6)	548	—
Changes in other operating accounts, net of acquisitions and conversion/combination related activity:
Premium receivables	13,877	(509)	(218)
Other receivables	(4,333)	(5,943)	(229)
Due from clinics and providers	5,302	(610)	(1,692)
Medical and other benefits payable	2,919	25,162	(6,160)
Advance premiums	(2,229)	9,598	5,244
Due to/from affiliates, net	(8,531)	(1,612)	(5,643)
Other, net	(8,319)	(76)	(8,686)
Net cash provided by (used in) operating activities	12,966	8,300	(34,348)

Investing activities
Acquisitions and combination activity	48,719	(1,013)	(12,214)
Purchases of available-for-sale investments	(155,701)	(8,553)	(73,537)
Purchases of held-to-maturity investments	(1,488)	—	—
Proceeds from sale and maturity of available-for-sale investments	146,418	26,261	125,624
Proceeds from maturity of held-to maturity investments	325	655	5
Additions to property and equipment, net	(6,089)	(8,116)	(3,488)
Net cash provided by investing activities	32,184	9,234	36,390

Financing activities
Net (repayments) borrowings of debt	5,463	(11,175)	(2,440)
Net cash provided by (used in) financing activities	5,463	(11,175)	(2,440)

Cash and cash equivalents (overdraft):
Increase (decrease) during year	50,613	6,359	(398)
Balance at beginning of year	1,305	(5,054)	(4,656)
Balance at end of year	$51,918	$1,305	$(5,054)

See accompanying Notes to the Consolidated Financial Statements

Cobalt Corporation

Notes to Consolidated Financial Statements

As of December 31, 2001 and 2000 and the Three Years in the Period Ended December 31, 2001

1. Organization, Accounting for Conversion and Combination, and Basis of Presentation

Cobalt Corporation (“Cobalt” or the “Company”) (formerly known as United Wisconsin Services, Inc. (“UWS”)) was created as a result of the Combination of UWS and Blue Cross & Blue Shield United of Wisconsin (“BCBSUW”) on March 23, 2001 (the “Combination”).  On that date, BCBSUW converted from a service insurance corporation to a shareholder owned corporation.  Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through a combination of the two companies.  At the time of the conversion and combination, BCBSUW owned approximately 46.6% of UWS’ outstanding common stock.  In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to the Wisconsin United for Health Foundation, Inc. (the “Foundation”).  The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt.

The Combination was accounted for as a purchase by BCBSUW of the remaining 9,096,303 shares of UWS that it did not already own at a market price of $6.15 per share on the closing date.  In accordance with accounting principles generally accepted in the United States (“GAAP”), goodwill was recorded representing the excess of the market price over the adjusted book value of UWS for the 53.4% of UWS that BCBSUW did not already own.  Total goodwill recorded by Cobalt as a result of the Combination amounted to $68,624,000, of which $22,076,000 related to the recognition of a valuation allowance on the net deferred income tax assets recorded by UWS prior to the Combination.

For financial reporting purposes, the Combination is treated as a reverse purchase transaction, whereby BCBSUW becomes the acquirer and reporting entity for public company reporting.  Therefore, the accompanying audited consolidated financial statements present the Company’s financial position as of December 31, 2001, reflecting the purchase accounting adjustments for the Combination and include the accounts of both UWS and BCBSUW.  The financial position of the Company presented in the December 31, 2000 balance sheet represents only the accounts of BCBSUW, which includes BCBSUW’s 46.6% investment in UWS and 44% investment in American Medical Security Group, Inc. (“AMSG”) (see Note 6).  The consolidated statements of operations, cash flows, and changes in stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2001, reflect the operations of the combined UWS and BCBSUW entities effective March 31, 2001 with AMSG continuing to be accounted for using the equity method.  Prior to March 31, 2001, the consolidated financial statements include the operations of BCBSUW, its wholly-owned subsidiary, United Government Services, LLC (“UGS”) and BCBSUW’s investment in UWS and AMSG.  For purposes of calculating earnings per common share (“EPS”) of the Company, the 7,949,904 shares of Cobalt common stock owned by BCBSUW is accounted for as if it were treasury stock.

The consolidated financial statements subsequent to the Combination include the accounts of the Company’s majority owned insurance subsidiaries (BCBSUW, Compcare Health Services Insurance Corporation (“Compcare”), Unity Health Plans Insurance Corporation (“Unity”), Valley Health Plan, Inc. (“Valley”), United Wisconsin Insurance Company (“UWIC”), and United Heartland Life Insurance Company (“UHLIC”)) and other non-insurance subsidiaries (UGS, Innovative Resource Group, LLC (“IRG”), Meridian Resources Company, LLC (“MRC”), Comprehensive Receivables Group, Inc. (“CRG”), United Wisconsin Proservices, Inc. (“Proservices”), United Heartland, Inc. (“UHI”) and C.C. Holdings, LLC (“CC Holdings”)).  All intracompany balances and transactions after March 31, 2001 have been eliminated in consolidation.

The Company offers full coverage, co-payment, preferred provider organization (“PPO”) and health maintenance organization (“HMO”) products to groups, along with Medicare supplement and interim coverage options to individuals.  The Company’s subsidiary, BCBSUW, is the only health insurer in the state operating full-service regional sales and customer service centers. Through UGS, the Company is a government contractor and processes Medicare claims for providers in all 50 states and is currently the largest Part A Medicare processor in the nation.  The Company is also a leading provider of managed health care services and employee benefit products, HMO products, dental, life, disability and workers’ compensation products, managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services.

Included are the pro forma (unaudited) consolidated statements of operations of the Company for the years ended December 31, 2001 and 2000, presented as if the Combination had occurred at the beginning of each year presented.  Pro forma basic and diluted EPS calculations are based on the pro forma weighted average of the Company’s outstanding common stock during the period presented.

PRO FORMA (UNAUDITED) STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$1,480,344	$1,289,472
Government contract fees	117,192	70,305
Other	69,795	64,861
Investment results	13,976	12,343
Total revenues	1,681,307	1,436,981
Expenses:
Medical and other benefits	1,313,553	1,189,450
Selling, general, administrative and other	358,153	303,782
Profit sharing on joint ventures	510	460
Interest	744	1,306
Amortization of goodwill	7,453	6,262
Total expenses	1,680,413	1,501,260
Operating income (loss)	894	(64,279)
Gain (loss) from investment in affiliates, net of tax	(23,158)	766
Pretax loss	(22,264)	(63,513)
Income tax expense (benefit)	(409)	711
Net loss	$(21,855)	$(64,224)

Pro forma basic and diluted loss per share	$(0.54)	$(1.59)

Pro forma basic and diluted weighted average shares outstanding	40,453,690	40,412,393

2.  Management’s Plan

During the three years in the period ended December 31, 2001, the Company incurred operating losses aggregating $53.5 million.  Included in these losses are $27.8 million related to the Company’s participation in the Medicare Risk line of business, which the Company exited effective January 1, 2002. Prior to the Combination, UWS and its subsidiaries incurred additional operating losses aggregating $71.0 million for the first quarter of 2001 and the two years ended December 31, 2000.  These losses largely relate to the HMO business in southeast Wisconsin.  Significant actions were taken during 2001 to cancel unprofitable HMO business.  Also contributing to the combined aggregate losses were $8.7 million of expenses relating to the Combination. On a pro forma basis, Cobalt’s operating income for 2001 was a gain of $0.9 million (see Note 1).  Despite these recent operating losses and the implementation of changes in statutory accounting (“Codification”) effective January 1, 2001, the Company complied with minimum capital and liquidity requirements of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the BlueCross BlueShield Association (“BCA”), during 2001, 2000 and 1999.  The Company maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intra-company debt obligations with the common stock of affiliated entities.  OCI requested and management submitted a specific plan of action to continue to exceed the minimum capital requirements of the OCI and the BCA during 2002 (see Note 15).

The outstanding common stock of Compcare, Unity, Valley and UHI currently provide the collateral for approximately $92 million borrowed by Cobalt from BCBSUW and UWIC. These intra-company balances have been eliminated in the accompanying December 31, 2001 consolidated balance sheet. However, the intra-company balances continue to be an obligation of Cobalt to BCBSUW ($70 million) and UWIC ($22 million) in the statutory-basis financial statements of BCBSUW and UWIC. Cobalt is obligated to repay BCBSUW by January 2, 2003 and UWIC by October 1, 2002. Transfer of the pledged collateral to BCBSUW and UWIC will satisfy the legal obligations, but would not assist BCBSUW in complying with minimum capital and liquidity requirements, since the minimum capital calculations for investments in subsidiaries require a greater discount than for cash, marketable securities or affiliated receivables. However, settlement of these obligations in cash will assist compliance with minimum capital and liquidity requirements.

At December 31, 2001, all of the Company’s subsidiaries are accounted for in the BCBSUW or Compcare capital calculations as a result of contribution or collateralization.

In order to assure the Company’s regulated insurance subsidiaries continue to satisfy minimum capital and liquidity requirements, the OCI requested, management developed and the Cobalt board of directors approved a capital plan to improve the Company’s position relative to minimum capital and liquidity requirements. The capital plan, which management has provided to and discussed with the OCI and BCA, includes the following action steps to maintain required capital and liquidity levels during 2002:

•                  Sell certain non-regulated subsidiaries owned by the Company for cash and/or notes prior to October 1, 2002.

•                  Reduce BCBSUW’s investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002.

•                  Obtain debt financing at the Company’s corporate holding company from one or more institutional lenders to fund holding company liquidity needs including the repayment of the collateralized intra-company debt obligations between the holding company and its regulated subsidiaries.

•                  Achieve the Company’s 2002 projected core earnings, which anticipate breakeven operating results for Compcare for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001. Management expects Compcare’s significant change in profitability to occur as a result of efforts in the fourth quarter of 2001 to cancel unprofitable business and implement necessary premium increases for the remaining business.

•                  Adhere to certain practices in conducting and accounting for affiliated transactions, notably involving the lending practices previously described. The Company will not use uncollateralized non-operating intra-company balances in complying with minimum capital and liquidity requirements. The Company has reflected the revised practices in the December 31, 2001 regulated subsidiary statutory-basis financial statements filed with the OCI and other regulatory agencies.

•                  Satisfy the $70 million debt obligation to BCBSUW by December 31, 2002, either with cash obtained through external financing or by transferring the stock of Compcare to BCBSUW or a combination thereof.

•                  Satisfy the $22 million debt obligation to UWIC by September 30, 2002, either with cash obtained through external financing or by transferring the stock of Unity, Valley and UHI to UWIC.

The Company expects to remain in compliance with minimum capital and liquidity requirements of the OCI and the BCA throughout 2002 by substantially completing the capital plan described above or transactions with an equivalent impact on the Company’s position relative to minimum capital and liquidity requirements.  Non-compliance with minimum capital and liquidity requirements may subject the Company to various regulatory actions by the OCI and BCA, including rehabilitation, revocation of the Company’s license to sell insurance products in Wisconsin and revocation of the Company’s license to operate as a Blue Cross/Blue Shield franchisee.

3.  Significant Accounting Policies

Cash and Cash Equivalents

The Company actively manages its cash and cash equivalents position to maintain optimal asset levels. Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates fair value.

Investments

Investments are classified as either held-to-maturity or available-for-sale.  Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. All other investments are classified as available-for-sale and are stated at estimated fair value based on quoted market prices.  The net unrealized gain or loss on investment securities classified as available-for-sale, net of deferred income taxes, is included in accumulated other comprehensive income in shareholders’ equity.  Realized gains and losses from the sale of available-for-sale debt and equity securities are calculated using the first-in, first-out basis.

Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.  The Company’s investments in AMSG common stock and pre-combination UWS common stock (see Note 6) are accounted for on the equity method.

Investments in debt and equity securities, as well as investment in affiliates, are reviewed periodically by Company management to determine whether there is any impairment in the historical cost of the investment deemed other than temporary.  Any impairments deemed other than temporary are recorded as a reduction of the historical cost of the respective investment and as a realized loss in the Company’s consolidated statement of operations.  Effective December 31, 2001, the Company recorded a reduction in the carrying value of its investment in AMSG (see Note 6).

Premium Receivables

Premium receivables are stated at net realizable value, net of allowances for uncollectible amounts of $2,371,000 and $227,000 at December 31, 2001 and 2000, respectively, based upon historical collection trends and management’s best estimate of the ultimate collectibility.

Due from Clinics and Providers

Amounts due from clinics and providers are stated at net realizable value, net of allowances for uncollectible amounts of $9,124,000 and $846,000 at December 31, 2001 and 2000, respectively, based upon management’s best estimate of the ultimate collectibility.

Other Receivables

Other receivables are stated at net realizable value, net of allowances for uncollectible amounts of $3,848,000 and $4,061,000 at December 31, 2001 and 2000, respectively, based upon management’s best estimate of the ultimate collectibility.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is 3 years for computer equipment and software, 5 to 10 years for furniture and other equipment, 30 years for land improvements and 10 to 40 years for buildings and building improvements.  Any gain or loss realized upon retirement or disposal is reflected in selling, general, administrative and other expenses in the Company’s consolidated statement of operations.  On an on-going basis, the Company reviews events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable.

Goodwill

Goodwill represents the excess of the market value over the adjusted book value for the additional UWS shares purchased by BCBSUW on March 23, 2001, (see Note 1) along with the excess of cost over the fair value of other businesses acquired. Goodwill was amortized on a straight-line basis over a weighted average period of approximately 16 years. Amortization of goodwill was $5,908,000, $622,000 and $191,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  Accumulated amortization was $10,425,000 and $813,000 at December 31, 2001 and 2000, respectively.

The Company reviews goodwill for impairment annually or sooner if events or changes in circumstances occur, which may affect the estimated useful life or the recoverability of the remaining balance of goodwill. At December 31, 2001, the Company’s management believed that no material impairment of goodwill existed.

Deferred Acquisition Costs

Certain costs of acquiring new insurance policies for workers’ compensation and certain individual health products have been deferred. Deferred acquisition costs of $9,488,000 and $6,930,000 at December 31, 2001 and 2000, respectively, are included in other noncurrent assets and are being amortized over the estimated premium-paying periods of the related policies. Acquisition costs of $4,467,000, $2,661,000 and $2,946,000 were capitalized in 2001, 2000 and 1999, respectively. Deferred acquisition costs of $3,384,000, $2,289,000 and $2,092,000 were amortized during 2001, 2000 and 1999, respectively.

In addition to the amortization above during 2000, the Company wrote-off $2,434,000 of deferred acquisition costs associated with the Medicare Risk line-of-business.

Medical and Other Benefits

The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements.  Medical and other benefits expense also consists of capitation expenses, health and disability benefit claims and life insurance benefits. In addition to actual benefits paid, medical and other benefits expense includes the change in estimates of reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date. The estimates of reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, are based on historical payment patterns using standard actuarial techniques. Processing costs are accrued as operating expenses based on an estimate of the costs necessary to process these claims.

The Company’s year-end claim liabilities are substantially satisfied through claim payments in the subsequent year. Any adjustments to prior period estimates are reflected in the current period. Capitation represents fixed payments on a per member per month basis to participating physicians, dentists, other medical specialists and hospital systems as compensation for providing comprehensive health or dental care services. In addition, certain subsidiaries have risk-sharing, stop-loss, and bonus arrangements with certain providers. Estimated settlements relating to these arrangements are developed based on historical payment patterns using standard actuarial techniques. The portion of medical and other benefits payable pertaining to long-term disability, workers’ compensation and certain life insurance products, which is estimated to be paid more than one year from the balance sheet date, is included as other benefits payable on the accompanying consolidated balance sheets.

Premium Deficiency Reserves

Premium deficiency reserves (“PDR”) are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contracts.  For purposes of determining whether a premium deficiency exists, contracts are grouped in a manner consistent with the Company’s method of acquiring, servicing and measuring profitability of such contracts.  The Company calculates expected PDR based on budgeted revenues and applicable expenses excluding investment income.

As a result of management’s assessment of the profitability of its Medicare Risk line of business, during the third quarter of 2000 the Company recorded a provision for probable future losses (premium deficiency). At December 31, 2000, $3,617,000 is included in medical and other benefits payable as a PDR for this line of business.  As of December 31, 2001, there was no PDR needed as a result of the Company exiting this business effective January 1, 2002. The provision for probable future losses is calculated based on a comparison of anticipated premiums to health care related costs, including estimated payments for providers, commissions and the cost of collecting premiums and processing claims. Inadequate compensation from the Centers for Medicare and Medicaid Services and increased medical benefits contributed to the requirement for a provision for future losses.

Postretirement/Postemployment Benefits

Pension costs are accrued and are funded based on the minimum contribution requirements of the Employee Retirement Income Security Act of 1974.  The actuarial cost method used is the projected unit credit method.  The Company also provides certain health and life insurance benefits to retired employees.

The Company accrues disability related postemployment benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Revenue Recognition

Health services premiums and managed behavioral health fees are recognized as revenue in the period in which enrollees are entitled to care. Managed care consulting revenues are generally recognized when services are rendered. Case management revenues are recognized when services are billed.  Receivables management revenues are recognized when cash is received.

As a fiscal intermediary for Medicare, the Company is reimbursed for administrative costs incurred in providing this service.  In addition, the Company also administers various uninsured programs sponsored by the federal and state government (including State of Wisconsin Medicaid as a subcontractor) and private corporations, for which the Company receives administrative fees.  These revenues are recognized as the services are performed.

Retrospective premium adjustments are recognized for certain groups for which actual claims experience differs from that which was anticipated when the related premium rates were established.  Financial arrangements vary based upon the group and line of insurance involved.  The amount of premium that was subject to retrospective premium adjustments in 2001, 2000 and 1999, was $14,365,000, $16,441,000 and $35,179,000, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded on deferred tax assets when management determines that it would be “more likely than not” that the tax benefit of the federal and state net operating loss (“NOL”) carryovers would not be realized prior to their expiration.

Self-funded Business

Administrative expenses include costs associated with maintenance of membership records, claim processing and payment, coordination of benefits, billing/cash collection and other services on self-funded business. The Company is reimbursed for claims paid and a fee is received for the administrative costs associated with providing these services. Benefits paid on self-funded programs were $561,194,000, $522,566,000 and $527,987,000 in 2001, 2000 and 1999, respectively, are excluded from the accompanying statements of operations.  Administrative fees received related to these programs totaled $28,067,000, $24,716,000 and $25,970,000 in 2001, 2000 and 1999, respectively, and are included in other revenue in the accompanying consolidated statements of operations.

Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if all stock options were exercised and converted into common stock.  When the Company reports a net loss, stock options are not included in the calculation of EPS because their inclusion would have an antidilutive effect.  EPS for the year ended December 31, 2001 was calculated based on 38,434,459 weighted average shares outstanding.  EPS was not presented for the years ended December 31, 2000 and 1999 because the Company was a service insurance corporation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of FASB statement #142, “Goodwill and Other Intangibles”.  Under this statement, the Company must review the goodwill recorded on its balance sheet and the impact of the statement on the carrying value of its investment in AMSG for impairment based on a two-step process described in the statement.  The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any, based on fair value.  In addition, the statement requires the discontinuance of goodwill amortization upon adoption (January 1, 2002).  Although management believes that based on its review of the impact of adopting this standard, no significant impairment charge is expected related to goodwill recorded on its balance sheet or the carrying value of its investment in AMSG, this analysis has not yet been completed.  In addition, discontinuance of goodwill amortization, excluding its investment in AMSG, is estimated to reduce expense on the Company’s consolidated statement of operations by approximately $8.7 million annually.

In August 2001, the FASB approved the issuance of FASB statement #144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement, effective for the Company on January 1, 2002, amends existing guidance relating to the accounting and reporting of impairments or disposals of long-lived assets.  Management believes that based on its review of the impact of adopting this standard, there is no significant impact on the carrying values of existing long-lived assets as of December 31, 2001.  In addition, this statement modifies existing guidance governing the accounting for dispositions of company assets as discontinued operations in the statement of operations.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2000 and 1999 to conform to the 2001 presentation.

4.  Government Contracts

The Company, through UGS, serves as a fiscal intermediary for Medicare and various other government programs.  Claims processed and administrative fees received related to these services were as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Number of claims processed	47,140	36,320	27,740
Amount of claims paid	$25,255,210	$13,194,510	$9,894,850
Administrative fees received	$117,192	$70,305	$52,259

As a fiscal intermediary for various government programs, the Company is subject to regulations covering allowable cost reimbursements and operating procedures. The laws and regulations governing fiscal intermediaries are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory actions including fines in excess of fees received, significant penalties and exclusions from being a government contractor for these programs.

5.  Investments

Investment results comprise the following:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Interest on fixed maturities	$8,514	$2,729	$4,171
Dividends on equity securities	474	775	697
Realized gains	2,990	638	10,393
Realized losses	(2,145)	(1,147)	(2,379)
Gross investment results	9,833	2,995	12,882
Investment expenses	(879)	(229)	(245)
Interest income from affiliates	1,273	5,494	4,804
Other investment income	2,299	1,323	1,069
	$12,526	$9,583	$18,510

Proceeds from sales of equity securities during 2001, 2000 and 1999 were $10,571,000, $6,134,000 and $43,096,000, respectively. Proceeds from sales of fixed maturities classified as available-for-sale during 2001, 2000 and 1999, excluding maturities, were $133,193,000, $19,652,000 and $82,529,000, respectively.

Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities classified as available-for-sale or cost for equity securities. A summary of the net change in unrealized gains/losses, less deferred income taxes, which is included in accumulated other comprehensive income (loss), is as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Fixed maturities	$(11)	$1,577	$(3,392)
Equity securities	(250)	(716)	(3,990)
Provision for deferred income (tax) benefit	(77)	(302)	2,878
Unrealized gain (losses) of affiliates	2,937	3,683	(6,610)
	$2,599	$4,242	$(11,114)

The amortized cost, gross unrealized gains (losses) and estimated fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
	(In thousands)
At December 31, 2001:
Available-for-sale:
Fixed maturity:
U.S. Treasury securities	$23,088	$193	$(394)	$22,887
State and Municipal securities	100	2	—	102
Foreign securities	7,336	135	(151)	7,320
Corporate debt securities	84,857	1,373	(771)	85,459
Mortgage-backed securities	51,818	426	(818)	51,426
	167,199	2,129	(2,134)	167,194
Equity securities:
Mutual funds-fixed income	9,839	31	—	9,870
Common and preferred stock	3,760	11	(143)	3,628
	13,599	42	(143)	13,498
	180,798	2,171	(2,277)	180,692
Held-to-maturity:
U.S. Treasury securities	11,007	392	(2)	11,397
	$191,805	$2,563	$(2,279)	$192,089

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
	(In thousands)
At December 31, 2000:
Available-for-sale:
Fixed maturity:
U.S. Treasury securities	$5,188	$105	$—	$5,293
Foreign government securities	2,655	9	(25)	2,639
Corporate debt securities	11,321	84	(395)	11,010
Mortgage-backed securities	10,788	230	(2)	11,016
	29,952	428	(422)	29,958
Equity securities:
Mutual funds-fixed income	6,269	60	(2)	6,327
Common and preferred stock	7,997	119	(28)	8,088
	14,266	179	(30)	14,415
	$44,218	$607	$(452)	$44,373

The amortized cost and estimated fair values of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Values
	(In thousands)
Available-for-sale:
Due in one year or less	$1,383	$1,443
Due after one through five years	49,881	50,431
Due after five through ten years	42,375	42,184
Due after ten years	21,742	21,710
	115,381	115,768
Mortgage-backed securities	51,818	51,426
	$167,199	$167,194

Held-to-maturity:
Due in one year or less	$4,734	$4,851
Due after one through five years	6,273	6,546
	$11,007	$11,397

At December 31, 2001, approximately $17,000,000 of invested assets, which are classified as available-for-sale, are maintained under an escrow agreement with the BCA and the insurance subsidiaries had debt securities on deposit with various state insurance departments with carrying values of approximately $10,834,000, which are classified as investments held-to-maturity on the consolidated balance sheets.

The Company participates in securities lending programs whereby blocks of securities, which are returnable to the Company on short-term notice and are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $11,269,000 and $3,782,000 and estimated fair value of $11,409,000 and $3,866,000 were on loan under the programs at December 31, 2001 and 2000, respectively.

6.  Investment in Affiliates

Investment in affiliates for 2001 consists of the Company’s investment in AMSG, a leading provider of small group PPO products and life products.  Investment in affiliates for 2000 and 1999 consisted of the Company’s investment in both AMSG and UWS.

Investment in AMSG

The Company owned 6,309,525 shares which represented approximately 45% and 44% of total AMSG shares outstanding at December 31, 2001 and 2000, respectively. The Company’s recorded investment in AMSG was $78,554,000 and $97,788,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the market value of AMSG stock was $12.45 per share.  Under equity accounting, the Company's portion of AMSG's income (loss) were $1,919,000, $1,078,000 and $(9,979,000) in 2001, 2000 and 1999, respectively.  Included in gain (loss) from investment in affiliates in the Company’s consolidated statement of operations for the year ended December 31, 2001, is a loss of $25,163,000 relating to a writedown of the Company’s investment in AMSG to market value as of December 31, 2001.  This writedown was deemed appropriate based on management’s decision to no longer classify the investment in AMSG as a strategic long-term asset of the Company in December, 2001.

AMSG repurchased 367,262, 1,261,870 and 1,121,500 shares of its outstanding common stock, at cost, aggregating $2,216,000, $8,292,000 and $7,488,000 in 2001, 2000 and 1999, respectively. The impact of this repurchase on the Company’s investment in the net assets of affiliates is reported on the change in ownership of affiliates line of the Company’s Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss). AMSG’s repurchase of common stock increased the Company’s ownership in AMSG by approximately 1%, 3% and 3% in 2001, 2000 and 1999, respectively.

Summarized financial information for AMSG is as follows:

	December 31,
Condensed AMSG Consolidated Balance Sheets	2001	2000
	(In thousands)
Total assets	$473,015	$471,923

Total liabilities	$243,615	$250,746
Shareholders’ equity	229,400	221,177
Total liabilities and shareholders’ equity	$473,015	$471,923

Included in AMSG’s total assets were $103,934,000 and $107,562,000 of goodwill and other intangible assets as of December 31, 2001 and 2000, respectively.

	Years Ended December 31,
Condensed AMSG Consolidated Statements of Operations	2001	2000	1999
	(In thousands)
Health services revenues:
Premium revenue	$838,672	$951,071	$1,056,107
Other revenue	21,285	20,112	22,361
Investment results	16,664	18,682	18,912
Total revenues	876,621	989,865	1,097,380

Expenses:
Medical and other benefits	601,942	724,613	860,473
Selling, general and administrative	257,742	251,767	268,059
Interest	2,877	3,584	3,564
Amortization of goodwill	3,628	3,785	4,273
Total expenses	866,189	983,749	1,136,369

Pretax income (loss)	10,432	6,116	(38,989)
Income tax expense (benefit)	6,257	3,447	(13,043)
Net income (loss)	$4,175	$2,669	$(25,946)

The accounting policies of AMSG are consistent with those of the Company.

Investment in UWS

The Company owned approximately 47% of the total UWS shares outstanding as of December 31, 2000 and prior to the Combination (see Note 1).

Summarized financial information for UWS is as follows:

December 31, 2000
Condensed UWS Consolidated Balance Sheets
(In thousands)
Current assets	$266,955
Noncurrent assets	98,871
Total assets	$365,826

Current liabilities	$230,720
Noncurrent liabilities	118,333
Shareholders’ equity	16,773
Total liabilities and shareholders’ equity	$365,826

Condensed UWS Consolidated Statements of Operations

	Three Month Period Ended March 31, 2001	Years Ended December 31,
		2000	1999
	(In thousands)
Revenues:
Health services revenues:
Premium revenue	$220,821	$760,624	$651,567
Other revenue	11,947	45,496	41,586
Investment results	2,788	8,254	11,371
Total revenues	235,556	814,374	704,524

Expenses:
Medical and other benefits	194,743	700,094	621,916
Selling, general, administrative and other	36,386	133,020	127,404
Profit (loss) sharing on joint ventures	—	460	(4,096)
Interest	1,521	6,500	5,293
Amortization of goodwill	401	1,065	796
Total expenses	233,051	841,139	751,313

Operating income (loss)	2,505	(26,765)	(46,789)
Loss from investment in affiliate, net of tax	—	(312)	—
Pretax income (loss)	2,505	(27,077)	(46,789)
Income tax expense (benefit)	1,575	(10,649)	(17,785)
Net income (loss)	$930	$(16,428)	$(29,004)

7.  Provider Arrangements

The Company is a party to certain provider arrangements in conjunction with Unity and Valley, which include profit-sharing payments to certain providers and repurchase provisions.  Management believes that control of Unity and Valley is not temporary because exercise of the repurchase options is not probable.  Any repurchase would not provide a substantial economic benefit to the option holders and would require regulatory approval pursuant to change of control regulations.

Under the terms of the Valley purchase and sale agreement, as amended, the seller retained an option to repurchase all of the capital stock of Valley as of December 31, 2002, at a price equal to Valley’s net assets plus $400,000.

Pursuant to the terms of the Unity purchase agreements, as amended, the sellers retained options to repurchase the net assets of the acquired companies as of December 31, 2004.  These agreements provide for an extension through December 31, 2009.  One seller has the option to repurchase a portion of Unity’s business for $500,000 plus the proportionate share of the net worth of such business less any unpaid amount of the maximum annual performance bonuses. The maximum annual performance bonuses are limited to $650,000 in total, in which $125,000 has been accrued for during 2001.  The other seller has the option to repurchase the remainder of the Unity business (as well as the legal entity) at a price equal to the net assets of such business.

Total revenues subject to repurchase options, pursuant to the various acquisition agreements, were $191,605,000 for 2001. Profit sharing expenses related to these provider arrangements is calculated based on the profitability of the respective HMO subsidiary and totaled $402,000 in 2001. Net income subject to repurchase options, pursuant to those provider arrangements, totaled $4,188,000 for 2001. Total assets and total net assets subject to repurchase options were $66,905,000 and $24,224,000, respectively, at December 31, 2001.  The Company had no business subject to repurchase options for the periods prior to 2001.

8.  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	December 31,
	2001	2000
	(In thousands)
Land and land improvements	$1,316	$909
Building and building improvements	11,407	7,056
Computer equipment and software	52,656	33,802
Furniture and other equipment	24,230	19,309
	89,609	61,076
Less accumulated depreciation	(55,977)	(35,937)
	$33,632	$25,139

Depreciation expense related to property and equipment totaled $10,517,000, $6,278,000 and $6,791,000 in 2001, 2000 and 1999, respectively.

During 1999, the Company recorded a non-cash pre-tax charge of $2,398,000 to reduce the carrying amount of certain computer software costs. This charge is included in selling, general, administrative and other expense in the accompanying consolidated statements of operations and is allocated between the insured and self-funded segments. These costs were associated with the data warehouse that had been written off by the Company where the carrying value exceeded the value of the functionality.

9.  Reinsurance

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

Amounts assumed from and ceded to other insurance companies are summarized as follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Reinsurance assumed:
Insurance premiums	$20,438	$3,497	$1,843
Medical and other benefits	13,889	2,543	2,173

Reinsurance ceded:
Insurance premiums	$17,649	$429	$233
Medical and other benefits	12,933	116	272

Reinsurance contracts are accounted for in a manner consistent with the underlying business.

The Company has reinsurance recoverable amounts outstanding of $35,506,000 and $112,000 as of December 31, 2001 and 2000, respectively. These balances are included in other current and other noncurrent assets based on the expected settlements.

The Company employs quota share and excess of loss reinsurance with third party reinsurers as follows:

Quota Share	Ceding Percentage
Workers’ Compensation:
Wisconsin	20% pre July 1, 2001, 35% effective July 1, 2001
Illinois	60%

Excess of Loss	Retention
Workers’ Compensation	$250,000
Life	$75,000
Long-term disability	$75,000	on claims incurred prior to October 1, 2001
	$3,500	monthly benefit on claims incurred after October 1, 2001
Medical:
Valley	$150,000
Unity	$225,000
Compcare	$300,000
BCBSUW	$500,000

10.  Medical and Other Benefits Payable

A summary of the activity for medical and other benefits payable net of reinsurance for 2001 and 2000 is as follows:

	2001	2000
	(In thousands)
Net medical and other benefits payable at beginning of year	$104,415	$75,637
Net medical and other benefits payable assumed from UWS through the Combination	143,316	—
Incurred related to:
Current year	1,135,524	505,597
Prior years	(14,167)	(7,775)
Total incurred	1,121,357	497,822

Paid related to:
Current year	943,296	411,973
Prior years	184,736	57,071
Total paid	1,128,032	469,044
Net medical and other benefits payable at end of year	$241,056	$104,415

The net medical and other benefits payable above excludes reinsured reserves of $28,994,000 as of December 31, 2001.  Reinsured reserves are classified as assets on the balance sheet.  There were no reinsured reserve balances as of December 31, 2000.  Incurred and paid claims for 2001, related to prior years, include claims incurred prior to 2001 for BCBSUW and claims incurred prior to March 31, 2001 for the former UWS companies.  A portion of the reserves for disability claims have been discounted on a tabular basis using the 1987 CDT Table at 7% and 6.5% and waiver of premium claims have been discounted on a tabular basis using the 1970 Intercompany Group Life Valuation Table at 7%.  The December 31, 2001 loss reserves include $12,667,000 of such discounted reserves.  The amount of discount for case reserves is $4,446,000 at December 31, 2001.

The Company uses paid claims and completion factors based on historical payment patterns to estimate incurred claims. Changes in payment patterns and claims trends can result in changes to prior years’ claims estimates.

11.  Debt

The Company has a bank line-of-credit (“LOC”), which permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company and Compcare, up to $20,000,000. The LOC has an adjustable rate with interest payments due monthly. The Company pledged 2,000,000 shares of AMSG common stock as collateral for this LOC. The outstanding LOC balance was $7,850,000 and $0 as of December 31, 2001 and 2000, respectively. The interest expense on the LOC was $560,000, $300,000 and $553,000 in 2001, 2000 and 1999, respectively. The weighted average interest rate on the LOC was 3.90% and 8.10% in 2001 and 2000, respectively.  In addition, on December 31, 2001, the Company originated a term business note (“term note”) for the corporate holding company with a commercial bank for $7,500,000.  The term note had an adjustable rate of interest with payment of principal and interest due February 15, 2002.  The term note has been extended and renegotiated, with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003.  Interest is calculated at a rate equal to the London Interbank Offered Rate plus 1.5%, adjusted monthly.  The current portion of the term note totaling $4,500,000 has been classified in short-term debt on the accompanying consolidated balance sheet as of December 31, 2001.  The remaining $3,000,000 balance is classified in other noncurrent liabilities.

12.  Related-Party Transactions

As of September 11, 1998, UWS entered into a $70,000,000 note obligation due to BCBSUW in connection with the spin-off in 1998 of AMSG’s managed care companies and specialty business. UWS pledged the common stock of Compcare as collateral for the note obligation. Interest is payable quarterly at a rate equal to 9.75% and 8.06% as of December 31, 2001 and 2000, respectively.  The original maturity date of the principal balance was extended from April 30, 2001 to January 1, 2002.  The maturity date was subsequently extended to February 15, 2002 at an interest rate of 7.38%.  The note was amended and the maturity date was extended to January 2, 2003 at an interest rate of 7.38% on February 14, 2002.  The terms and extension of the note are subject to approval by the OCI.

As a result of the Combination, this intra-company note and related accrued interest is eliminated in the accompanying consolidated balance sheet as of December 31, 2001.  As of December 31, 2000, this note is classified in other noncurrent assets.  Interest income received totaled $5,494,000 and $4,804,000 in 2000 and 1999, respectively.  Interest income of $1,339,000 received prior to Combination in 2001 is included in the accompanying consolidated statement of operations.  Interest income subsequent to March 31, 2001 has been eliminated in the consolidated statement of operations.

The Company has an agreement with United Wisconsin Life Insurance Company (“UWLIC”), a subsidiary of AMSG, whereby UWLIC underwrites certain life and disability products on behalf of UHLIC, a wholly-owned subsidiary of the Company.  The Company assumes 100% of the premium revenues on these products from UWLIC.  The assumed premium revenue approximated $15,065,000 in 2001.

The Company and Health Care Service Corporation (the parent corporation of BlueCross BlueShield of Illinois) each own a 50% interest in United Heartland of Illinois, Inc. ("UHIL").  Premium receivable related to UHIL is reported in Due from Affiliates.

13.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Separate state income tax returns are filed by each subsidiary, except IRG, MRC, UGS and CC Holdings, which are limited liability corporations and considered disregarded entities for tax purposes.

The Company had net federal income tax receivables of $10,314,000 and $11,576,000 at December 31, 2001 and 2000, respectively, included in prepaid expenses and other current assets. Included in these amounts is a prepayment of $11,576,000 made by the Company to the Internal Revenue Service (“IRS”) relating to pending audit adjustments for ongoing examinations. The Company anticipates full recovery of the prepayment upon resolution of the disputed adjustments. The Company has federal NOL carryforwards totaling $140,969,000 which expire in the years 2011 through 2020, and alternative minimum tax (“AMT”) NOL carryforwards totaling $119,938,000. The Company has state net business loss carryforwards totaling $254,879,000 at December 31, 2001, which expire in the years 2002 through 2015. The Company had federal and state income tax payments (refunds) net of $368,000, ($194,000) and ($275,000) in 2001 2000 and 1999, respectively.  The Company’s federal income tax returns are routinely audited by the IRS.  In management’s opinion, adequate tax liabilities have been established for all open audit years.

The components of federal income tax expense (benefit) are as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Current:
Federal	$(1,164)	$—	$—
State	284	—	—
	(880)	—	—
Deferred:
Federal	(181)	548	—
State	175	—	—
	(6)	548	—
Total	$(886)	$548	$—

The differences between taxes computed at the federal statutory rate and recorded income taxes are as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Tax applicable to operating loss at federal statutory rate	$(164)	$(11,529)	$(7,020)
Valuation allowance	—	14,877	18,608
Goodwill amortization	1,555	218	67
Use of NOL carryover from prior years	(1,495)	—	—
State income and franchise taxes, net of federal benefit	298	(2,602)	(1,585)
Release of cushion	(1,453)	—	—
Prior period adjustment	258	—	(8,600)
Meals, entertainment and dues	170	158	160
Spin-off expenses	78	—	—
Other, net	(133)	(574)	(1,630)
	$(886)	$548	$—

Tax benefits resulting from temporary differences, including NOL’s are required to be recorded as assets to the extent that management believes it is “more likely than not” that such tax benefits will be realized.  A full valuation allowance was recorded at the date of the Combination for the net deferred tax assets of UWS, based upon the Company’s history of losses and changes in tax planning strategies post combination.  This valuation allowance increased goodwill by $22,075,000 at the time of the Combination.  When management determines that it is “more likely than not” that the tax benefit of the federal and state NOL carryovers will be realized prior to their expiration, the valuation allowance will be reduced.  Any reduction of the valuation allowance recorded at the time of the Combination will be recorded as a reduction to goodwill.  All other reductions to valuation allowances recorded by the Company will be recorded to income upon reversal.

Significant components of the Company’s federal and state deferred tax liabilities and assets are as follows:

	December 31, 2001		December 31, 2000
	Federal	State	Federal	State
	(In thousands)
Deferred tax liabilities:
Claims-based receivables	$(2,476)	$(427)	$(700)	$(158)
Pension accrual	(17,950)	(4,027)	(12,937)	(2,920)
Deferred acquisition costs	(2,567)	(579)	(2,425)	(547)
Interest expense	(1,555)	(351)	(1,555)	(351)
Federal effect of state taxes	(1,862)	—	—	—
AMSG basis difference	(3,202)	(5,209)	—	—
Prepaid expenses	(3,629)	(774)	—	—
Other, net	(1,252)	(206)	(308)	(70)
	(34,493)	(11,573)	(17,925)	(4,046)
Deferred tax assets:
Postretirement benefits other than pensions	5,287	1,185	4,453	1,005
Deferred gain on sale of building	822	186	1,005	227
Employee benefits	7,013	1,566	4,213	951
Medical and other benefits payable discounting	4,087	742	1,691	382
Net operating loss and other carryforwards	49,888	20,187	33,848	12,458
Bad debt reserve allowance	3,531	795	1,797	406
Premium deficiency reserve	—	—	1,266	285
AMT credit	2,963	—	2,963	—
Advance premium discounting	5,424	1,132	—	—
Other, net	2,379	479	1,372	310
Valuation allowance	(46,901)	(14,699)	(34,717)	(11,985)
	34,493	11,573	17,891	4,039
Net deferred tax assets (liabilities)	$—	$—	$(34)	$(7)

The federal deferred benefit arising from the deductibility of state deferred tax is included as a component of other federal deferred taxes. The net deferred tax assets and liabilities are included in other current or other noncurrent assets and liabilities, as applicable.

14.  Commitments and Contingencies

Long-Term Contract

On October 1, 1998, the Company entered into an agreement with a service bureau to obtain certain electronic data processing services for the Company. The agreement had an initial term of five years, with options for two additional one-year renewal periods which have been exercised. Expenses to this service bureau were $13,405,000, $14,986,000 and $13,945,000 in 2001, 2000 and 1999, respectively.

Operating Leases

The Company has operating leases for office space, EDP equipment, automobiles, software and terminal lines. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2001 were $41,758,000 in total. Annually, the lease payments are $10,450,000, $9,360,000, $8,065,000, $5,751,000, $3,745,000 and $4,387,000 in 2002, 2003, 2004, 2005, 2006 and thereafter, respectively. Rental expense totaled $15,004,000, $9,538,000 and $13,404,000 in 2001, 2000 and 1999, respectively.

Extension of Credit

The Company has an outstanding revolving line-of-credit in the amount of $15,000,000 available to Health Professionals of Wisconsin, Inc., which originated in 1997. Interest is accrued based on the quarterly prime rate, with interest payments due annually on November 1.  Interest income amounted to $308,000 and $451,000 for 2001 and 2000, respectively.  The outstanding balance as of December 31, 2001 and 2000 was $3,000,000 and $4,628,000, respectively.

Litigation

The Company is involved in various legal actions occurring in the normal course of business. In the opinion of management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the consolidated financial statements.

Risks and Uncertainties

The Company’s profitability depends in large part on accurately predicting and effectively managing health care costs.  The Company continually reviews its premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the medical cost ratios.  Certain of these factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect the Company’s ability to accurately predict and effectively control health care costs.  Costs in excess of those anticipated could have a material adverse effect on the Company’s results of operations.

15.  Shareholders’ Equity

Statutory Financial Information (unaudited)

The Company’s insurance subsidiaries are required to file financial statements with the OCI and other state insurance regulators.  Such financial statements are prepared in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the OCI, which differ from GAAP under which the accompanying consolidated financial statements are prepared.  Codification promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the OCI, took effect on January 1, 2001.  Codification impacts the calculation of statutory surplus for the Company’s insurance subsidiaries.  The impact varies by subsidiary with the most significant changes in surplus resulting from the treatment of deferred tax assets and health care and pharmacy rebate receivables.  The 2001 statutory financial statements reflect a reduction in statutory surplus of $21,188,000 as a result of implementation of codification.  The Company has taken certain actions including the reallocation of capital to mitigate the impact of Codification on its insurance subsidiaries.  Significant differences between SAP and GAAP include certain valuations of investments, calculations of discounted claim reserves, non-recognition of certain assets (primarily health-care receivables, premium receivables greater than 90 days, property and equipment and certain intercompany receivable balances), and recognition of deferred income tax assets based on criteria which vary from GAAP.  While the OCI has the authority to permit insurers to deviate from prescribed SAP, none of the Company’s insurance subsidiaries subject to oversight by the OCI have received approval to adopt any such practices.

Selected statutory information by insurance subsidiary is as follows:

	BCBSUW	Compcare	Unity	Valley	UWIC	UHLIC
	(In thousands)
Intercompany Receivables	$86,701	$—	$—	$—	$22,581	$45
Other Admitted Assets	159,988	161,289	43,062	18,848	54,804	38,976
Total Admitted Assets	$246,689	$161,289	$43,062	$18,848	$77,385	$39,021

Liabilities	$158,712	$100,452	$29,111	$11,084	$36,016	$29,174

Statutory Surplus	$87,977	$60,837	$13,951	$7,764	$41,369	$9,847

Statutory Net Income (Loss)	$(1,571)	$(16,533)	$5,522	$566	$2,336	$(413)

Included in the admitted assets and statutory surplus of BCBSUW is the $70,000,000 collateralized note obligation due from Cobalt, which is eliminated in the accompanying financial statements.  An extension of the maturity date to January 2, 2003 of the collateralized note obligation was approved by the OCI on February 14, 2002 (see Note 12).  Pursuant to the terms of the extended note, the Company must meet certain requirements, including the regulatory approval of all dividends paid by the Company’s insurance subsidiaries and regulatory approval of all affiliated and material non-affiliated reinsurance agreements.

Included in the admitted assets and statutory surplus of Compcare is the statutory surplus value of UWIC and UHLIC, which are wholly-owned subsidiaries of Compcare.

Wisconsin insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. As of December 31, 2001, all of the Company’s insurance subsidiaries exceeded the regulatory minimum compulsory surplus, calculated as prescribed by the OCI.  In addition, the Company’s insurance subsidiaries are subject to risk-based capital (“RBC”) requirements promulgated by the NAIC.  The RBC requirements establish minimum levels of capital and surplus based upon the insurer’s operations and investment risk.  At December 31, 2001, the Company was in compliance with these capital surplus requirements.  In addition, the Company is required to maintain certain capital and liquidity levels in conjunction with the licensing of certain products by the BCA.  While exceeding the minimum standards to maintain its license by $15,790,000 and $7,175,000, respectively, for BCBSUW and Compcare, the Company is subject to ongoing monitoring by the BCA.

	BCBSUW	Compcare	Unity	Valley	UWIC	UHLIC
	(In thousands)
Compulsory Surplus Requirement	$61,117	$15,911	$5,048	$2,420	$10,297	$2,172
Compulsory Surplus Excess	10,968	10,001	7,224	4,557	18,401	7,676

Dividends paid by insurance and HMO subsidiaries are limited by state insurance regulations.  As of December 31, 2001, the Company’s regulated subsidiaries are unable to pay dividends to the Company in 2001 without regulatory approval.

16.  Employee Benefit Plans

Pension and Postretirement Benefits

The Company and certain of its subsidiaries participate in two defined benefit pension plans. In conjunction with the Combination, the pension plan previously named the UWSI/BCBSUW Pension Plan, a multiple employer plan sponsored by BCBSUW and the former UWS, was amended and renamed Cobalt Corporation Pension Plan (the “Plan”).  Coincident with the Combination and the aforementioned Plan name change, the Company assumed the assets and liabilities of the Plan and became the sole sponsor.

Effective January 1, 1999, a portion of the assets and liabilities of the Plan were spun-off to a new UGS Pension Plan (the “UGS Plan”). The UGS Plan provided retirement benefits for current UGS employees and past retirees, including benefits accrued prior to 1999, on the same basis as had been provided under the Plan.

The Plan and the UGS Plan provide retirement benefits to covered employees based primarily on compensation and years of service. The Company contributed $3,514,000 to the UGS Plan in 2001.  No contributions were made to any of the plans in 2000 or 1999.

The Company also has postretirement benefit plans to provide medical, dental, and vision benefits and life insurance for certain groups of retired employees. Such plans were amended in 1997 to limit the Company’s financial contribution in future periods. No benefits will be provided for individuals hired after the effective dates of these amendments.

The following financial information includes both the Plan and the UGS Plan.

The following table summarizes the change in the pension and postretirement benefit obligations as of December 31, 2001 and 2000:

	Pension		Postretirement
	2001	2000	2001	2000
	(In thousands)
Benefit obligation at beginning of year	$82,351	$76,770	$14,318	$13,176
Benefit obligation assumed from UWS through the Combination	22,080	—	3,398	—
Service cost	4,751	2,393	501	284
Interest cost	6,687	5,129	1,151	890
Plan amendments	—	—	32	1,400
Actuarial (gains) losses	(1,376)	4,752	1,198	(509)
Company transfers	—	(821)	—	—
Benefits paid	(6,339)	(5,872)	(1,313)	(923)
Benefit obligation at end of year	$108,154	$82,351	$19,285	$14,318

The pension and postretirement plans’ assets are comprised primarily of debt, equity and other marketable securities, including 700,000 shares of Cobalt stock, held by the Plan, with a fair value of $4,466,000 and $2,363,000 at December 31, 2001 and 2000, respectively.  The Plan received dividends in the amount of $35,000 related to the Cobalt stock held during 2000.  No dividends were paid to the Plan in 2001.

The following table summarizes the change in the pension and postretirement plan assets as of December 31, 2001 and 2000:

	Pension		Postretirement
	2001	2000	2001	2000
	(In thousands)
Fair value of plan assets at beginning of year	$129,929	$122,341	$2,380	$3,052
Fair value of plan assets assumed from UWS through the Combination	39,729	—	—	—
Employer contributions	3,514	—	583	28
Actual return on plan assets	(13,647)	14,281	204	223
Company transfers	—	(821)	—	—
Benefits paid	(6,339)	(5,872)	(1,313)	(923)
Fair value of plan assets at end of year	$153,186	$129,929	$1,854	$2,380

The following table provides a reconciliation of the funded status of the plans to the prepaid pension and postretirement costs at December 31, 2001 and 2000:

	Pension		Postretirement
	2001	2000	2001	2000
	(In thousands)
Funded status of plan at end of year	$45,032	$47,578	$(17,431)	$(11,938)
Unrecognized net transition asset	(548)	(1,577)	—	—
Unrecognized prior service cost	(7,484)	(5,110)	(313)	(920)
Unrecognized net (gain) loss	16,837	(4,420)	(346)	136
Prepaid (accrued) at end of year	$53,837	$36,471	$(18,090)	$(12,722)

The 2000 combined ending prepaid pension balance consists of $36,964,000 for the Plan, offset by an accrued pension liability of $493,000 for the UGS Plan.  In 2001, both plans had a prepaid pension balance.

Weighted-average assumptions used as of December 31, 2001 and 2000, the measurement date, in developing the projected benefit obligations are as follows:

	December 31,
	2001	2000
Pension:
Discount rate	7.00%	7.00%
Rate of compensation increase	4.75	4.75
Expected rate of return on Plan assets	9.25	9.25

Postretirement:
Discount rate	7.00%	7.00%
Health care cost trend	10.50	5.00
Expected return on Plan:
Union plan assets	8.00%	8.00%
Non-union plan assets	5.00	5.00

The unrecognized net asset is being amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees.

The effect of a 1% increase in the medical trend rate would be a $1,267,000 increase in the benefit obligation at December 31, 2001.  The effect of a 1% decrease in the medical trend would be a $1,175,000 decrease in the benefit obligation at December 31, 2001.

The components of the pension credit and postretirement benefit cost, which are included in selling, general, administrative and other expenses in 2001, 2000 and 1999 are as follows:

	Pension			Postretirement
	2001	2000	1999	2001	2000	1999
	(In thousands)
Service cost	$4,751	$2,393	$1,988	$501	$284	$206
Interest cost	6,687	5,129	5,175	1,152	890	737
Expected return on plan assets	(13,956)	(10,283)	(9,483)	(143)	(184)	(224)
Net amortization of transition asset	(1,264)	(1,087)	(1,137)	—	—	—
Amortization of prior service cost	(1,530)	(1,013)	(1,013)	(75)	(120)	(182)
Amortization of unrecognized (gain) loss	—	—	4	(24)	(2)	(42)
Pension (credit) and postretirement benefit costs for the year	$(5,312)	$(4,861)	$(4,466)	$1,411	$868	$495

Defined Contribution and Bonus Plans

The Company participates in defined contribution plans whereby the employer contributes a percentage of participants’ qualifying compensation up to certain limits, as defined by the plans. The employer match is made in Cobalt common stock.  Employee directed contributions in Cobalt common stock are limited to 30% of their contributions exclusive of the Company match.  The Company also established various other profit-sharing and bonus programs. Expenses related to all of these plans totaled $11,058,000, $2,337,000 and $2,128,000 in 2001, 2000 and 1999, respectively.

Stock-Based Compensation Plans

Certain employees of the Company participated in a stock appreciation rights (“SAR”) plan, based upon the market value of Cobalt common stock.  On December 12, 2001, all 647,390 outstanding SAR’s  were converted to nonqualified stock options of an equal number, and at an exercise price equal to the original strike price of the SAR’s.  As of that date, 347,890 of the outstanding SAR’s were vested and 281,556 of the SAR’s had a strike price lower than the current market price.  The Company recorded expenses of $594,000 for the year ended December 31, 2001 for the excess of the market value over the strike price as of the date that the SAR’s were converted to options.  The SAR liability outstanding of $544,000 was reclassified to retained earnings upon conversion of the SAR’s to options.  These expenses are included in selling, general, administrative and other expenses in the accompanying consolidated statements of operations.

Prior to the Combination, the Company had no stock based compensation programs other than the aforementioned SAR plan.  As a result of the Combination, the Company assumed the stock based compensation plan covering employees and directors of the former UWS.  This plan allows for option grants of up to 4,500,000 shares of common stock as incentive or nonqualified stock options (“NQSOs”).  NQSOs vest 25% per year over a four year period.

Stock option activity for all plans as of December 31, 2001 (in thousands, except exercise price data) is as follows:

	Total Number of NQSOs	Weighted Average Exercise Price
Beginning balance	—	—
Options assumed from UWS through Combination	3,606	$9.39
Conversion of SARS	647	5.70
Granted	49	6.12
Exercised	(11)	4.58
Forfeited	(1,018)	13.16
Ending balance	3,273	$7.43
Exercisable at end of year	1,955	$8.71

Options with respect to 1,226,000 shares were available for grant as of December 31, 2001.

Other information regarding NQSOs outstanding and exercisable as of December 31, 2001 (in thousands, except exercise price data) is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.31	—	$5.19	1,294	9.31	$4.34	422	$4.33
5.50	—	6.00	107	10.51	5.54	24	5.61
6.15	—	6.87	29	11.31	—	—	6.27
7.19	—		473	8.75	7.19	365	7.19
8.50	—	9.19	424	9.10	8.53	240	8.53
9.61	—	13.42	902	6.98	11.27	861	11.29
14.04	—	16.81	44	6.91	15.72	44	15.72

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.  The Company’s pro forma information, as if options were expensed in accordance with FASB 123, “Accounting for Stock-Based Compensation”, is as follows:

Year Ended December 31, 2001
(In thousands, except per share data)
Pro forma net loss	$(22,589)
Pro forma loss per common share:
Basic and diluted	$(0.59)

Assumptions:
Risk-free interest rate	5.44%
Dividend yield	0.67%
Volatility factor	0.55%
Weighted average expected life	6 years

As calculated using the Black-Scholes model, the weighted average, grant-date fair value of options granted in which the exercise price equaled the market price on the date of the grant was $3.69 per share for 2001.  The fair value of options granted in which the exercise price was less than the market price on the date of grant was $4.10 per share for 2001.  The fair value of options granted in which the exercise price was greater than the market price on the date of grant was $3.36 per share for 2001.

17.  Quarterly Financial Information (Unaudited)

Selected quarterly financial data in 2001 and 2000 are as follows:

Quarter

	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2001
Total revenues	$186,691	$419,371	$425,148	$420,036	$1,451,246
Pretax income (loss)	1,284	(3,683)	1,589	(22,381)	(23,191)
Net income (loss)	1,284	(3,796)	1,057	(20,850)	(22,305)
Basic and diluted	N/A	(0.09)	0.03	(0.51)	(0.55)
2000
Total revenues	$146,267	$155,424	$167,492	$173,500	$642,683
Pretax income (loss)	(7,908)	(8,427)	(24,216)	1,086	(39,465)
Net income (loss)	(7,908)	(8,427)	(24,764)	1,086	(40,013)

18.  Segment Reporting

The Company has five reportable business segments: insured medical products, specialty risk products, specialty service products, government services and self-funded products. Insured medical products include: full coverage, copayment, preferred provider organization, Medicare supplement, interim coverage, HMO and point of service products sold primarily in Wisconsin.  The specialty risk products include dental, life, disability and workers’ compensation products. The specialty service products include managed care consulting, electronic claim submission services, pharmaceutical management, managed behavioral health services, case management and receivables management services. The specialty service products segment includes activity from historical UWS subsidiaries; and therefore, on a historical basis this segment does not have any activity until the second quarter of 2001.  The specialty products and services are sold throughout the United States.  Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin. The self-funded products consist of administrative services and access to BCBSUW’s extensive provider networks for uninsured contracts.

“Other Operations” include activities not directly related to the business segments, unallocated corporate items (i.e. gain (loss) from investment in affiliates, amortization of goodwill and unallocated overhead expenses) and intercompany eliminations.  The Company evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Financial data by segment is as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Health services revenue:
Insured medical products	$1,150,420	$510,638	$392,583
Specialty risk products	131,254	29,922	27,774
Specialty service products	46,496	—	—
Government services	117,192	70,305	52,259
Self-funded products	28,067	24,716	25,970
Other operations	(34,709)	(2,481)	(1,408)
Total consolidated	$1,438,720	$633,100	$497,178

Investment results:
Insured medical products	$13,641	$8,014	$15,950
Specialty risk products	4,481	473	1,133
Specialty service products	264	—	—
Government services	752	705	375
Self-funded products	55	391	1,052
Other operations	(6,667)	—	—
Total consolidated	$12,526	$9,583	$18,510

Income (loss) before income tax expense (benefit):
Insured medical products	$8,790	$(20,553)	$(3,665)
Specialty risk products	6,273	408	(1,229)
Specialty service products	3,184	—	—
Government services	1,572	1,230	1,202
Self-funded products	(3,834)	(10,694)	(16,365)
Other operations:
Corporate holding company	(13,713)	—	—
Loss from investment in affiliates, net of tax	(22,724)	(6,526)	(22,690)
Other	(2,739)	(3,330)	—
Total consolidated	$(23,191)	$(39,465)	$(42,747)

Health services revenue from transactions with other operating segments:
Insured medical products	$(17,215)	$(2,481)	$(1,408)
Specialty risk products	(1,977)	—	—
Specialty service products	(15,517)	—	—
Investment Results from transactions with other operating segments:
Insured medical products	$(6,667)	$—	$—

	December 31,
	2001	2000
	(In thousands)
Total assets:
Insured medical products	$521,899	$240,787
Specialty risk products	63,663	14,100
Specialty service products	24,013	—
Government services	26,843	22,061
Self-funded products	10,921	11,648
Other operations	79,466	105,609
Total Consolidated	$726,805	$394,205

Total assets (excluding government services assets and investment in affiliate) are allocated by segment based on the percentage of pro forma revenue for the year ended December 31, 2001 and historical revenue for the year ended December 31, 2000.  Other operations includes the investment in unconsolidated affiliates.

19.  Subsequent Events

On March 22, 2002, AMS repurchased from BCBSUW 1.4 million shares of AMS common stock at a price of $13 per share.  The aggregate proceeds from the sale will be invested by BCBSUW in fixed income securities.  This sale of AMS common stock by BCBSUW reduces its ownership percentage in AMS from 45.2% to 39.1%.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Information required by this item with respect to directors is included under the heading “Election of Directors” in the Company’s definitive Proxy Statement, to be dated on or about April 25, 2002 relating to the 2 Annual Meeting of Shareholders currently scheduled for May 29, 2002, (the “2002 Proxy Statement”) which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company’s fiscal year, and which section is hereby incorporated by reference.  Information with respect to executive officers of the Company appears at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation.

Information required by this item is included under the heading “Executive Compensation” in the 2002 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement, which section is hereby incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions.

Information required by this item is included under the heading “Certain Transactions” in the 2002 Proxy Statement, which section is hereby incorporated by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        1 and 2.  Financial statements and financial statement schedules

The following consolidated financial statements of Cobalt Corporation and subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2001 and  2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

The following financial statement schedules of Cobalt Corporation and subsidiaries are included in Item 14(d):

Schedule II — Condensed Financial Information of Registrant

Schedule IV — Reinsurance

Schedule V — Valuation and Qualifying Accounts

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits

Reference is made to the separate Exhibit Index contained herein.

(b)        Reports on Form 8–K

Report on Form 8-K filed April 9, 2001.

(c)        Exhibits

Reference is made to the separate Exhibit Index contained herein.

(d)        Financial Statement Schedules

Reference is made to the financial statement schedules contained herein.

SCHEDULE II

COBALT CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed balance sheet of Cobalt Corporation (the “Company”) (parent company only) as of December 31, 2001, and the condensed statement of operations and cash flow for the nine month period ended December 31, 2001 are as follows:

BALANCE SHEET

As of December 31, 2001

(In thousands)
ASSETS

Cash and cash equivalents	$101
Investment in affiliates, net	262,116
Accounts receivable	738
Goodwill, net	72,104
Other assets	13,661
Total assets	$348,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable to affiliates	$92,000
Due to affiliates	24,699
Debt	7,519
Payables, accrued expenses and other liabilities	16,280

Total liabilities	140,498

Shareholders’ equity:
Common stock	249,566
Retained deficit	(41,979)
Accumulated other comprehensive income	635
Total shareholders’ equity	208,222
Total liabilities and shareholders’ equity	$348,720

See accompanying Notes to the Condensed Financial Statements.

SCHEDULE II

COBALT CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

Year ended December 31, 2001
(In thousands)
Revenues:
Investment income	$13

Total revenues	13

Expenses:
Selling, general, administrative and other	2,949
Interest	6,867
Amortization of goodwill	3,874

Total expenses	13,690

Operating loss	(13,677)

Loss from investment in affiliates, net of tax	(10,546)

Pretax loss	(24,223)

Income tax benefit	(634)

Net loss	$(23,589)

See accompanying Notes to the Condensed Financial Statements.

SCHEDULE II

COBALT CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOW

Nine Month Period Ended December 31, 2001
(In thousands)
Operating activities:
Net loss	$(23,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from investment in affiliates net of tax	10,546
Depreciation and amortization	4,206
Deferred income taxes	2,435
Changes in other operating accounts:
Due to affiliates	9,130
Other, net	4,012
Net cash provided by operating activities	6,740

Investing activities:
Acquisition related activity	(650)
Capital contribution	(11,000)
Additions to property and equipment, net	(229)
Net cash used in investing activities	(11,879)

Financing activities:
Net proceeds from notes payable to affiliates	7,500
Issuances of common stock	1,030
Net repayment on debt	(2,164)
Net cash provided by financing activities	6,366

Cash and cash equivalents:
Increase during year	1,227
Balance at beginning of year	(1,126)
Balance at end of year	$101

See accompanying Notes to the Condensed Financial Statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED

COBALT CORPORATION (PARENT COMPANY ONLY)

Notes to Condensed Financial Statements

1.  Basis of Presentation

Activity presented in the accompanying parent-company-only statement of operations and statement of cash flow reflects activity for the nine month period ended December 31, 2001, subsequent to the combination of the former United Wisconsin Services, Inc. (“UWS”) and Blue Cross & Blue Shield United of Wisconsin (“BCBSUW”) on March 23, 2001 (the “Combination), which created Cobalt Corporation (“Cobalt” or the “Company”).   Thus, the amount of net income presented differs from the amount reflected in the Company’s consolidated statement of operations for the year ended December 31, 2001, which also includes the operations of BCBSUW and its wholly-owned subsidiary, United Government Services, LLC (“UGS”) and BCBSUW’s investment in UWS and American Medical Security Group, Inc. (“AMSG”) for the three month period ended March 31, 2001 (see Note 1 of Notes to Consolidated Financial Statements).

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition.  The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method.

Parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.  Notes Payable to Affiliates

             Notes payable to affiliates consists of intra-company note obligations of Cobalt to BCBSUW of $70.0 million and United Wisconsin Insurance Company  (“UWIC”) of $22.0 million (see Notes 2, 12 and 15 of Notes to Consolidated Financial Statements).

3.  Debt

Debt consists primarily of a term business note (“term note”) originated by the Company on December 31, 2001 with a commercial bank for $7,500,000.  The term note had an adjustable rate of interest with payment of principal and interest due February 15, 2002.  The term note has been extended and renegotiated, with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003.  Interest is calculated at a rate equal to the London Interbank Offered Rate plus 1.5%, adjusted monthly (see Note 11 of Notes to Consolidated Financial Statements).

SCHEDULE IV

COBALT CORPORATION

REINSURANCE

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(In thousands)
Year ended December 31, 1999:
Life insurance in force	$0	$0	$0	$0	0.0%

Premiums:
Health and disability	$417,339	$233	$1,843	$418,949	0.4%
Life	0	0	0	0	0.0%
Total premiums	$417,339	$233	$1,843	$418,949	0.4%

Year ended December 31, 2000:
Life insurance in force	$0	$0	$0	$0	0.0%

Premiums:
Health and disability	$535,012	$429	$3,497	$538,080	0.6%
Life	0	0	0	0	0.0%
Total premiums	$535,012	$429	$3,497	$538,080	0.6%

Year ended December 31, 2001:
Life insurance in force	$17,629	$1,544,772	$6,886,135	$5,358,992	128.5%

Premiums:
Health and disability	$1,259,226	$15,810	$5,373	$1,248,789	0.4%
Life	130	1,839	15,065	13,356	112.8%
Total premiums	$1,259,356	$17,649	$20,438	$1,262,145	1.6%

SCHEDULE V

COBALT CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Balances aquired through the Combination	Net charges (credits) to net income	Write-offs against allowance	Balance end of period
	(In thousands)
Year ended December 31, 1999:
Allowance for possible losses on:
Premium receivables	$92	$—	$55	$—	$147
Due from clinics and providers	942	—	278	—	1,220
Other	4,179	—	69	—	4,248
Total allowance	$5,213	$—	$402	$—	$5,615

Year ended December 31, 2000:
Allowance for possible losses on:
Premium receivables	$147	$—	$80	$—	$227
Due from clinics and providers	1,220	—	(374)	—	846
Other	4,248	—	(187)	—	4,061
Total allowance	$5,615	$—	$(481)	$—	$5,134

Year ended December 31, 2001:
Allowance for possible losses on:
Premium receivables	$227	$2,304	$417	$(577)	$2,371
Due from clinics and providers	846	9,380	1,285	(2,387)	9,124
Other	4,061	711	238	(1,162)	3,848
Total allowance	$5,134	$12,395	$1,940	$(4,126)	$15,343

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBALT CORPORATION

By:	/s/ Thomas R. Hefty
Thomas R. Hefty, President and Chief Executive Officer

Date:	February 27, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Hefty	Chairman, President and Chief Executive	February 27, 2002
Thomas R. Hefty	Officer (Principal Executive Officer) and Director

/s/ Gail L. Hanson	Senior Vice President and Chief Financial	February 27, 2002
Gail L. Hanson	Officer (Principal Financial Officer and Chief Accounting Officer)

/s/Richard A. Abdoo	Director	February 27, 2002
Richard A. Abdoo

/s/Barry K. Allen	Director	February 27, 2002
Barry K. Allen

/s/James L. Forbes	Director	February 27, 2002
James L. Forbes

/s/Michael S. Joyce	Director	February 27, 2002
Michael S. Joyce

/s/Dr. D. Keith Ness	Director	February 27, 2002
Dr. D. Keith Ness

/s/Dr. William C. Rupp	Director	February 27, 2002
Dr. William C. Rupp

/s/Janet D. Steiger	Director	February 27, 2002
Janet D. Steiger

/s/Dr. Kenneth M. Viste, Jr.	Director	February 27, 2002
Dr. Kenneth M. Viste, Jr.

COBALT CORPORATION

INDEX TO EXHIBITS

Exhibit Number

Document Description (1)

2.1

Exchange Agreement, dated December 22, 2000, by and among Cobalt Corporation (f/k/a United Wisconsin Services, Inc. and also f/k/a Newco/UWS, Inc.) (“Cobalt”), Wisconsin BC Holdings, LLC, and Blue Cross & Blue Shield United of Wisconsin (“BCBSUW”) (including the proposed Amended and Restated Articles of Incorporation and Bylaws of Cobalt, attached as Exhibits A and B thereto). (8)

3.1	Amended and Restated Articles of Incorporation of Cobalt. (10)

3.2	Amended and Restated Bylaws of Cobalt. (10)

10.1

Federal Income Tax Allocation Agreement, dated March 23, 2001, by and among Cobalt, Unity Health Plans Insurance Corporation (“Unity”), Hometown Insurance Services, Inc., HMO-W, Inc., Valley Health Plan, Inc. (“Valley”), Compcare Health Services Insurance Corporation (“Compcare”), United Wisconsin Insurance Company (“UWIC”), Meridian Marketing Services, Inc., United Heartland, Inc. (“UH”), United Wisconsin Proservices, Inc. (“Proservices”), Comprehensive Receivables Group, Inc. (“CRG”), Michigan Healthcare Collections, Inc., CNR Partners, Inc., Heartland Dental Plan, Inc. (“HDP”), and BCBSUW. (2)

10.2	Tax Indemnification and Allocation Agreement, dated September 11, 1998, by and between United Wisconsin Services, Inc. (n/k/a American Medical Security Group, Inc.) (“AMS”) and Cobalt. (2)

10.3	Second Amended and Restated Joint Venture Agreement by and among BCBSUW, Cobalt, Valley, and Midelfort Clinic, Ltd.- Mayo Health Systems, dated January 1, 2000. (6)

10.4	Intercompany Service Agreement among BCBSUW, Cobalt and UWIC, effective January 1, 1998. (2)

10.5	Intercompany Service Agreement among BCBSUW, Cobalt and UH, effective January 1, 1998. (2)

10.6	Intercompany Service Agreement among BCBSUW, Cobalt and Meridian Managed Care, Inc. (n/k/a Innovative Resource Group, LLC) (“MMC”), effective January 1, 1998. (2)

10.7	Intercompany Service Agreement among BCBSUW, Cobalt, MMC, and Compcare on behalf of its Pharmacy Services department, effective January 1, 1998. (2)

10.8	Intercompany Service Agreement among BCBSUW, Cobalt, MMC, and Compcare on behalf of its RxCel Department, effective January 1, 1998. (2)

10.9

Intercompany Service Agreement among BCBSUW, Cobalt and Meridian Resource Corporation, Inc., n/k/a Meridian Resource Company, LLC (“MRC”) on behalf of its Investigation and Recovery Services Department, effective January 1, 1998. (2)

10.10	Intercompany Service Agreement among BCBSUW, Cobalt and MRC on behalf of its Consulting Services Department, effective January 1, 1998. (2)

10.11	Intercompany Service Agreement among BCBSUW, Cobalt and MRC on behalf of its Audit Services Department, effective January 1, 1998. (2)
10.12	Intercompany Service Agreement among BCBSUW, Cobalt and Proservices, effective January 1, 1998. (2)

10.13	Service Agreement between BCBSUW and Valley, effective January 1, 1993. (2)

10.14	Service Agreement between Cobalt and Community Health Systems, LLC, dated November 1, 1994. (2)

10.15

Second Amended and Restated Joint Venture Agreement by and among Unity, BCBSUW, Cobalt, University Health Care, Inc. (“U-Care”), University Community Clinics, Inc. (f/k/a Health Professionals, Inc.), and Health Professionals of Wisconsin, Inc., dated September 30, 1999 (as amended October 29, 1999). (4)

10.16	Amended and Restated Joint Venture Agreement by and among Unity, BCBSUW, Cobalt and Community Health Systems, LLC (“CHS”), dated October 25, 1999. (5)

10.17	Service Agreement between Cobalt and CHS, dated November 1, 1994. (2)

10.18	License Agreement between Cobalt and U-Care, dated November 1, 1994. (2)

10.19	Joint Venture Agreement by and among Cobalt, BCBSUW, Compcare and Northwoods Health Care, LLC, dated July 1, 1996, as amended October 24, 1996. (2)

10.20	Information System Service Agreement between Blue Cross Blue Shield of South Carolina and BCBSUW, dated August 23, 1996, as amended January 1, 1997. (2)

10.21	Form of Trademark Assignment Agreement by and among AMS, Cobalt and United Wisconsin Life Insurance Company (“UWLIC”). (2)

10.22	Cobalt’s Equity Incentive Plan as revised. (3)

10.23	2001 Management Incentive Plan.

10.24	Cobalt’s Deferred Compensation Plan for Directors. (2)

10.25	Cobalt 401(k) Plan (f/k/a UWSI/BCBSUW 401(k) Plan). (2)

10.26	BCBSUW Union Employees 401(k) Plan (f/k/a UWSI/BCBSUW 401(k) Plan). (2)

10.27	Cobalt Voluntary Deferred Compensation Plan. (3)

10.28	Cobalt Deferred Compensation Trust. (2)

10.29	Cobalt Pension Plan. (2)

10.30	UGS Pension Plan. (2)

10.31	Cobalt/BCBSUW Supplemental Executive Retirement Plan. (2)

10.32	Promissory Note and Pledge Agreement, dated April 30, 2001, between Cobalt and BCBSUW. (2)

10.33	Administrative Services Agreement between Cobalt and HMO of Wisconsin Insurance Corporation, effective November 1, 1994. (2)

10.34	Assumption and Administration Agreement by and among Wellmark, Inc., Wellmark Community Insurance, Inc., BCBSUW and UWIC, effective June 1, 2000. (7)

10.35	Amendment to Employee Benefits Agreement between Cobalt and AMS.(3)

10.36	Executive Severance Agreement by and between Cobalt and Michael E. Bernstein, effective June 8, 2000. (7)

10.37	2001 Supplemental Incentive Plan Award Agreement, effective January 1, 2001. (9)

10.38	Voting Trust and Divestiture Agreement dated March 23, 2001 by and between Cobalt, Wisconsin United for Health Foundation, Inc., Wisconsin BC Holding LLC and Marshall & Ilsley Trust Company. (10)

10.39	Registration Rights Agreement dated March 23, 2001 by and between Cobalt and Wisconsin United for Health Foundation, Inc. (10)

10.40	Executive Severance Agreement Tier I (Thomas R. Hefty). (11)

10.41	Executive Severance Agreement Tier II (Stephen E. Bablitch, Gail L. Hanson, Penny J. Siewert and three other key employees). (11)

10.42	Executive Severance Agreement Tier III (James E. Hartert and six other key employees). (11)

10.43	Supplemental Retirement Agreement dated as of June 1, 2001 between Cobalt and Thomas R. Hefty. (11)

10.44	Stock Purchase Agreement, dated as of March 19, 2002, by and among Cobalt, BCBSUW and AMS. (12)

21	Subsidiaries of Cobalt.

23.1	Consent of Ernst & Young LLP.

99

Definitive Proxy Statement for Cobalt’s 2002 Annual Meeting of Shareholders (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).

(1)                                  Cobalt Corporation was organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of its predecessor, United Wisconsin Services, Inc.  On May 27, 1998, the board of directors of United Wisconsin Services, Inc. approved a formal plan to contribute the managed care companies and specialty business to Cobalt and spin off Cobalt to its shareholders.  Upon its formation in connection with the spin-off, Cobalt was originally named Newco/UWS, Inc.  It was subsequently renamed United Wisconsin Services, Inc. following the spin-off, and was again renamed Cobalt Corporation in 2001.  The original United Wisconsin Services, Inc. was renamed American Medical Security Group, Inc. in connection with the spin-off.  As a result, Cobalt is currently party to certain documents referenced in this Exhibit Index that were executed in the name of Cobalt’s predecessors, Newco/UWS, Inc. or United Wisconsin Services, Inc.  Similarly, American Medical Security Group, Inc. is currently party to certain documents referenced in this Exhibit Index that were executed in the name of its predecessor, United Wisconsin Services, Inc.

(2)                                  Incorporated by reference to Cobalt’s Registration Statement on Form 10 declared effective September 11, 1998.

(3)                                  Incorporated by reference to Cobalt’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(4)                                  Incorporated by reference to Cobalt’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(5)                                  Incorporated by reference to Cobalt’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)                                  Incorporated by reference to Cobalt’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(7)                                  Incorporated by reference to Cobalt’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(8)                               Incorporated by reference to Cobalt’s Registration Statement on Form S-4 (No. 333-52674) filed December 22, 2000.

(9)                                  Incorporated by reference to Cobalt’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)                            Incorporated by reference to Cobalt’s Current Report on Form 8-K filed April 9, 2001.

(11)                            Incorporated by reference to Amendment No. 1 to Cobalt’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(12)                            Incorporated by reference to Cobalt’s Current Report on Form 8-K filed March 26, 2002.