Form 10-K/A
period 2001-12-31
COBALT CORP
filed 2002-04-18
CIK 1062780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1 TO

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

April 25, 2002 (Part III)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Form 10-K filed by Cobalt Corporation (the "Registrant") on March 27, 2002.  This Form 10-K/A amends Item 6 of the Registrant's original Form 10-K filing only, and all other portions of the Registrant's original 10-K filing remain in effect.

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
	(In thousands, except share data)
Statement of Operations Data:
Revenues:
Health services revenue:
Premium	$1,262,145	$538,080	$418,949	$361,965	$345,903
Government contract fees	117,192	70,305	52,259	31,667	23,333
Other	59,383	24,715	25,970	25,302	20,606
Investment results	12,526	9,583	18,510	13,501	18,347
Total revenues	1,451,246	642,683	515,688	432,435	408,189
Expenses:
Medical and other benefits	1,121,357	497,822	376,814	297,885	297,979
Selling, general, administrative and other	323,377	176,878	158,187	133,153	119,036
Profit sharing on joint ventures	510	—	—	—	—
Interest	561	300	553	115	215
Amortization of goodwill	5,908	622	191	—	—
Total expenses	1,451,713	675,622	535,745	431,153	417,230
Operating income (loss)	(467)	(32,939)	(20,057)	1,282	(9,041)
Gain (loss) from investment in affiliates, net of tax	(22,724)	(6,526)	(22,690)	3,991	6,857
Pretax income (loss)	(23,191)	(39,465)	(42,747)	5,273	(2,184)
Income tax expense (benefit)	(886)	548	—	(78)	(2,785)
Net income (loss)	$(22,305)	$(40,013)	$(42,747)	$5,351	$601
Earnings (loss) per share: (1), (2)
Basic and diluted	$(0.58)	$(1.28)	$(1.37)	$0.17	$0.02
Weighted average shares outstanding:
Basic and diluted (1), (2)	38,434,459	31,313,390	31,313,390	31,313,390	31,313,390
Operating Statistics:
Loss ratio (3)	88.8%	92.5%	89.9%	82.3%	86.1%
Selling, general, administrative and other expense ratio (4)	22.5%	27.9%	31.8%	31.8%	30.5%
Net income (loss) margin (5)	(1.5% )	(6.2% )	(8.3% )	1.2%	0.1%

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash and investments	$243,617	$45,678	$57,383	$109,447	$104,261
Total assets	726,805	394,205	381,400	443,186	392,699
Note receivable from affiliate	—	70,000	70,000	70,000	70,000
Total shareholders’ equity	208,222	168,943	200,109	250,991	245,857

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2002	COBALT CORPORATION

	By:	/s/ Gail L. Hanson
Gail L. Hanson Senior Vice President, Treasurer and Chief Financial Officer