Form 10-Q
period 2002-03-31
COBALT CORP
filed 2002-05-15
CIK 1062780

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended March 31, 2002

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

        Common stock outstanding as of April 30, 2002 was 40,863,398.

COBALT CORPORATION

INDEX TO
QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2002

PART I
Financial Statements and Supplementary Data	3
Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Quantitative and Qualitative Disclosures about Market Risk	24
PART II
Other Information	25
Signature Page	26

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,200	$51,669
Investments—available-for-sale, at fair value	204,843	180,692
Due from affiliates	5,218	5,091
Premium receivables	31,377	33,486
Due from clinics and providers	7,101	11,922
Other receivables	56,875	49,138
Prepaid expenses and other current assets	37,696	30,150

Total current assets	392,310	362,148
Noncurrent assets:
Investments—held-to-maturity, at amortized cost	10,979	11,007
Investments in affiliates, net	64,628	79,466
Property and equipment, net	31,813	31,411
Goodwill, net	89,087	92,066
Prepaid pension	55,269	53,837
Deferred income taxes	32,275	29,385
Other noncurrent assets	55,324	48,685
Assets from discontinued operations	—	19,317

Total assets	$731,685	$727,322

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Medical and other benefits payable	$196,181	$220,038
Advance premiums	87,755	88,495
Due to affiliates	265	59
Payables and accrued expenses	51,152	49,582
Short-term debt	12,315	12,369
Other current liabilities	38,571	29,521

Total current liabilities	386,239	400,064
Noncurrent liabilities:
Other benefits payable	48,121	47,282
Deferred income taxes	32,275	29,259
Postretirement benefits other than pension	18,207	18,005
Other noncurrent liabilities	17,196	19,421
Liabilities from discontinued operations	—	5,069

Total liabilities	502,038	519,100
Shareholders' equity:
Common stock (no par value, no stated value, 48,616,289 issued, 7,949,904 held in treasury and 40,666,385 outstanding at March 31, 2002)	249,921	249,566
Retained deficit	(18,010)	(41,979)
Accumulated other comprehensive income (loss)	(2,264)	635

Total shareholders' equity	229,647	208,222

Total liabilities and shareholders' equity	$731,685	$727,322

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2002	2001
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$337,966	$150,022
Government contract fees	28,809	26,903
Other	11,264	7,702
Investment results	2,931	2,064

Total revenues	380,970	186,691
Expenses:
Medical and other benefits	292,358	128,440
Selling, general, administrative and other	76,868	54,935
Interest	172	—
Amortization of goodwill	—	181

Total expenses	369,398	183,556

Operating income from continuing operations	11,572	3,135
Income (loss) from investment in affiliates, net of tax	2,852	(1,851)

Pretax income from continuing operations	14,424	1,284
Income tax expense	1,180	—

Income from continuing operations	13,244	1,284
Income from discontinued operations:
Loss from discontinued operations, net of tax	(550)	—
Gain on sale of discontinued operations, net of tax	9,909	—

Net income	$22,603	$1,284

Earnings per share:
Basic EPS from continuing operations	$0.33	$0.04
Basic EPS from discontinued operations	0.23	—

Total basic EPS	$0.56	$0.04

Diluted EPS from continuing operations	$0.32	$0.04
Diluted EPS from discontinued operations	0.23	—

Total diluted EPS	$0.55	$0.04

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Common Shares Outstanding	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 2001	40,593,043	$249,566	$(41,979)	$635	$208,222
Issuance of common stock—options	29,292	105	—	—	105
Issuance of common stock—401(k)	44,050	250	—	—	250
Change in ownership of affiliates	—	—	1,322	—	1,322
Conversion of SAR's to options—vesting	—	—	44	—	44
Comprehensive income:
Net income	—	—	22,603	—	22,603
Change in unrealized gains/losses on investments, net of tax	—	—	—	(2,899)	(2,899)

Comprehensive income					19,704

Balance at March 31, 2002	40,666,385	$249,921	$(18,010)	$(2,264)	$229,647

See Notes to Interim Consolidated Financial Statements

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2002	2001
	(In thousands)
Operating activities:
Income from continuing operations	$13,244	$1,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,765	2,331
(Income) loss from investment in affiliates, net of tax	(2,852)	1,851
Realized investment (gains) losses	(104)	1
Deferred income taxes	983	—
Changes in operating accounts, net of discontinued operations, acquisitions and conversion/combination related activity:
Premium receivables	2,109	(106)
Other receivables	957	(10,981)
Due from clinics and providers	4,821	1,689
Medical and other benefits payable	(23,018)	(3,698)
Advance premiums	(740)	(1,096)
Due to/from affiliates, net	79	(9,321)
Other, net	(8,159)	(3,103)

Net cash used in continuing operations	(9,915)	(21,149)
Investing activities:
Acquisitions and combination activity	—	50,026
Proceeds from sale of shares in unconsolidated affiliate	18,130	—
Proceeds from sale of discontinued operations	17,000	—
Purchases of available-for-sale investments	(36,000)	(20,220)
Proceeds from maturity of held-to-maturity investments	245	—
Proceeds from sale and maturity of available-for-sale investments	11,745	27,907
Additions to property and equipment, net	(2,954)	(173)

Net cash provided by investing activities	8,166	57,540
Financing activities:
Proceeds from issuance of common stock	355	—
Net repayments of debt	(1,554)	—

Net cash used in financing activities	(1,199)	—
Discontinued Operations:
Cash flows from discontinued operations	479	—

Net cash provided by discontinued operations	479	—
Cash and cash equivalents:
Increase (decrease) during period	(2,469)	36,391
Balance at beginning of year	51,669	1,305

Balance at end of period	$49,200	$37,696

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2002

Note A. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and footnotes thereto included in the Cobalt Corporation ("Cobalt" or the "Company") annual report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC").

        Cobalt (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). On that date, BCBSUW converted from a service insurance corporation to a stockholder owned corporation. Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through the combination of the two companies. At the time of conversion and the Combination, BCBSUW owned approximately 46.6% of UWS' outstanding common stock. In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to the Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt.

        The Combination was accounted for as a purchase by BCBSUW of the remaining 9,096,303 shares of UWS that it did not already own at a market price of $6.15 per share on the closing date. In accordance with GAAP, goodwill was recorded representing the excess of the market price over the adjusted book value of UWS for the 53.4% of UWS that BCBSUW did not already own. For reporting purposes, the Combination is treated as a reverse purchase transaction, whereby BCBSUW becomes the acquirer and reporting entity for public company reporting. Therefore, the accompanying unaudited interim consolidated financial statements present the Company's financial position as of March 31, 2002 and December 31, 2001, reflecting the purchase accounting adjustments for the Combination and include the accounts of both UWS and BCBSUW. The consolidated statements of operations, cash flows, and changes in shareholders' equity and comprehensive income (loss) for the three month period ended March 31, 2002, reflect the operations of the combined UWS and BCBSUW entities. Prior to March 31, 2001, the consolidated financial statements include only the operations of BCBSUW and its wholly-owned subsidiary, United Government Services, LLC ("UGS") and minority interest in UWS and American Medical Security Group, Inc. ("AMSG"). For purposes of calculating earnings per common share ("EPS") of the Company, the 7,949,904 shares of Cobalt common stock owned by BCBSUW are accounted for as if it were treasury stock. The March 31, 2001 pro forma statement of operations for Cobalt presented in Note E. includes the operations of the former UWS and BCBSUW with elimination of intracompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the transaction was completed at the beginning of the reporting period.

        Continuing operations in the consolidated financial statements subsequent to the Combination include the accounts of the Company's majority owned insurance subsidiaries (BCBSUW, Compcare Health Services Insurance Corporation ("Compcare"), Unity Health Plans Insurance Corporation ("Unity"), Valley Health Plan, Inc. ("Valley"), United Wisconsin Insurance Company ("UWIC"), and United Heartland Life Insurance Company ("UHLIC")) and other non-insurance subsidiaries (UGS, Meridian Resource Company, LLC ("MRC"), Comprehensive Receivables Group, Inc. ("CRG"), United Wisconsin Proservices, Inc. ("Proservices"), United Heartland, Inc. ("UHI") and C.C. Holdings, LLC ("CC Holdings")). All intracompany balances and transactions after March 31, 2001 have been eliminated in consolidation.

Note B. Discontinued Operations

        On March 29, 2002, Cobalt and certain affiliates sold 100% of the membership interest of its subsidiary, Innovative Resource Group, LLC ("IRG"), for $27 million ($17 million in cash and $10 million in a three-year note). IRG was one of Cobalt's specialty companies, which provided behavioral health and medical management services. Accordingly, IRG is accounted for as a discontinued operation for all periods presented. As part of this transaction, IRG assumed the lease of one of Cobalt's affiliates with monthly lease payments of approximately $0.1 million and a termination date of May 31, 2010. IRG also transferred to Cobalt leases for three facilities, which had lease commitments of approximately $0.7 million in 2002 and $0.2 million in 2003. The purchase agreement also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on revenues generated from Cobalt and affiliated entities in future years. Lastly, certain affiliates of Cobalt will enter into seven-year service agreements for the provision of services by IRG.

        The net gain on disposition of discontinued operations was $9.4 million, which includes a realized gain on the sale of $9.9 million, offset by a $0.5 million loss on IRG's operations for the three months ended March 31, 2002. The net gain on the sale will be adjusted accordingly, based on any payments made in future periods in accordance with the purchase and sale agreement. Subsequent to the Conversion, there were no operations to report for discontinued operations for the first quarter of 2001, since IRG was not considered part of Cobalt for financial reporting purposes until the second quarter of 2001.

Note C. Net Income (Loss) Per Share

        Basic EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for stock options where the exercise price was less than the average market price of the outstanding common shares for the period. When Cobalt reports a net loss, potentially dilutive securities are not included in the calculation of EPS because their inclusion would have an antidilutive effect.

        The weighted average number of common shares outstanding used in the calculation of basic EPS is 40,637,194 for the three months ended March 31, 2002. The weighted average number of common shares outstanding used in the calculation of diluted EPS is 40,967,943 for the three months ended March 31, 2002, which includes options to purchase 1,411,514 shares for which the options' exercise prices were less than the average market price of the outstanding shares. The remaining options to purchase 2,220,930 common shares were excluded from the computation of diluted EPS for the three months ended March 31, 2002, since the options' exercise prices were greater than the average market price of the outstanding common shares.

Note D. Management's Plan

        In order to assure the Company's regulated insurance subsidiaries continue to satisfy minimum capital and liquidity requirements, the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") requested, management developed and the Cobalt Board of Directors approved a capital plan at the end of 2001 to improve the Company's position relative to minimum capital and liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on the capital plan.

Note E. Pro forma Financial Information (Unaudited)

        The March 31, 2001 pro forma statement of operations for Cobalt includes the operations of the former UWS and BCBSUW with elimination of intracompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the combination was completed at the beginning of the reporting period.

PRO FORMA COBALT STATEMENT OF OPERATIONS

Three months ended March 31, 2001
(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$366,869
Government contract fees	26,903
Other	12,337
Investment results	3,483

Total revenues	409,592
Expenses:
Medical and other benefits	320,407
Selling, general, administrative and other	83,342
Interest	183
Amortization of goodwill	1,515

Total expenses	405,447

Operating income from continuing operations	4,145
Loss from investment in affiliates, net of tax	(2,285)

Pre-tax income from continuing operations	1,860
Income tax expense	297

Income from continuing operations	1,563
Income from discontinued operations, net of tax	171

Net income	$1,734

Earnings per share:
Diluted EPS from continuing operations	$0.04
Diluted EPS from discontinued operations	—

Total diluted EPS	$0.04

Weighted average shares outstanding:
Basic	40,412,393
Diluted	40,585,385

PRO FORMA MEMBERSHIP ANALYSIS

March 31, 2001
Membership at end of period:
Insured medical products	553,351
Specialty managed care products and services	616,750
Self-funded products:
Non-HMO	173,295
HMO	5,979

Total membership	1,349,375

Workers' Compensation — Policies in force	735
Membership (as a percentage of the total):
Insured medical products	41.0%
Specialty managed care products and services	45.7
Self-funded products:
Non-HMO	12.8
HMO	0.5

Total membership	100.0%

Members from discontinued operations	1,452,072

Note F. Investment in AMSG Affiliate

        On March 22, 2002, AMSG repurchased from Cobalt 1,400,000 shares of AMSG common stock at a price of $13 per share, thus reducing the Company's ownership percentage in AMSG to approximately 39%. The aggregate proceeds from the sale were invested in fixed income securities. In April 2002, AMSG filed a resale registration statement with the SEC for the sale of an additional 3,500,000 shares (up to 4,025,000 shares if certain over allotment options are exercised) of AMSG common stock currently owned by Cobalt. If all offered shares are sold, Cobalt's ownership percentage will be less than 12% and the investment in AMSG will no longer be accounted for under the equity method and will be carried at market value and classified as available-for-sale.

Condensed Statements of Operations as reported by AMSG (NYSE: AMZ):

	Three months ended March 31,
	2002	2001
	(In thousands)
Premium revenue	$194,401	$222,470
Medical and other benefits	131,800	166,580
Underwriting gain	62,601	55,890
Net income (loss)	5,430	(5,140)

        As of March 31, 2002 and 2001, Cobalt owned 39.0% and 44.8%, respectively, of the outstanding shares of common stock of AMSG.

Note G. Comprehensive Income (Loss)

        A reconciliation from net income (loss) reported in the Consolidated Statements of Operations to comprehensive income (loss) is stated below:

	Three months ended March 31,
	2002	2001
	(In thousands)
Net income (loss) per consolidated statements of operations	$22,603	$1,284
Change in unrealized loss on investments, net of taxes	(2,899)	1,741

Comprehensive income (loss)	$19,704	$3,025

        Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions.

Note H. Segment Reporting

        The Company has four reportable business segments: insured medical products, specialty managed care products and services (previously reported as two separate segments, specialty risk and specialty service), government services and self-funded products. Insured medical products include: full coverage, copayment, preferred provider organization, Medicare supplement, interim coverage, health maintenance organization ("HMO") and point of service products sold primarily in Wisconsin. The specialty managed care products and services segment includes dental, life, disability and workers' compensation products, along with electronic claim submission services, subrogation and hospital bill audit services and receivables management services. The specialty managed care products and services are sold throughout the United States. The self-funded products consist of administrative services and access to Cobalt's extensive provider networks for uninsured contracts. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin.

        "Other continuing operations" include activities not directly related to the business segments, unallocated corporate items (i.e. gain (loss) from investment in affiliates, amortization of goodwill for periods prior to January 1, 2002 and unallocated overhead expenses) and intracompany eliminations. The Company evaluates segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the Company's December 31, 2001 audited financial statements in the summary of significant accounting policies.

Financial data for continuing operations by segment is as follows:

	Three months ended March 31,
	2002	2001
	(In thousands)
Health services revenue:
Insured medical products	$305,127	$143,318
Specialty managed care products and services	45,328	7,484
Government services	28,809	26,903
Self-funded products	7,233	7,702
Other continuing operations	(8,458)	(780)

Total consolidated	$378,039	$184,627

	Three months ended March 31,
	2002	2001
	(In thousands)
Investment results:
Insured medical products	$3,188	$1,898
Specialty managed care products and services	1,407	99
Government services	124	143
Self-funded products	4	15
Other continuing operations	(1,792)	(91)

Total consolidated	$2,931	$2,064

Pre-tax income (loss):
Insured medical products	$6,502	$6,895
Specialty managed care products and services	2,777	93
Government services	656	341
Self-funded products	348	(1,540)
Other continuing operations:
Corporate holding company	1,289	(2,654)
Income from investment in affiliates, net of tax	2,852	(1,851)

Total consolidated	$14,424	$1,284

	March 31, 2002	December 31, 2001
	(In thousands)
Total assets:
Insured medical products	$546,932	$521,249
Specialty managed care products and services	81,229	69,556
Government services	25,946	26,843
Self-funded products	12,950	10,891
Other continuing operations	64,628	79,466

Total consolidated	$731,685	$708,005

        Total assets (excluding government services assets and investment in affiliates) are allocated by segment based on the percentage of revenue for the three months ended March 31, 2002 and pro forma revenues for the year ended December 31, 2001. Investment in unconsolidated affiliates is classified in other operations. Reclassifications have been made to the previously disclosed information to conform with the reporting of discontinued operations.

        Transactions with other operating segments are as follows:

	Three months ended March 31,
	2002	2001
	(In thousands)
Health services revenue:
Insured medical	$(3,194)	$(780)
Specialty managed care products and services	(5,209)	—
Self-funded products	(55)	—
Investment results:
Insured medical products	(1,757)	—

Note I. Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets". Under the new statement, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the standard. Based on management's review of the impact of adopting this standard, any impairment charges will be reported as a cumulative effect of a change in accounting principle. However, this analysis has not been completed to date. Total goodwill amortization on continuing operations for 2001 was $5.1 million, of which $0.2 million was recorded for the first quarter of 2001. On a pro forma basis, goodwill amortization for 2001 would have been $6.5 million, of which $1.5 million would have been recorded in the first quarter of 2001. Based on the Company's management plan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations") to reduce its ownership in AMSG, it is unclear at this time if the Company would have to take any additional writedown of the carrying value of its investment in AMSG.

        On January 1, 2002, the Company also adopted FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement modifies existing guidance governing the accounting for dispositions of company assets as discontinued operations in the accompanying consolidated financial statements. Refer to Note B. for Discontinued Operations of the Company.

Note J. Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for 2001 to conform with the 2002 presentation, specifically regarding discontinued operations.

COBALT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Cobalt Corporation ("Cobalt" or the "Company") (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). See Note A., Basis of Presentation, for further discussion on the Combination.

        The Company offers full coverage, co-payment, preferred provider organization ("PPO") and health maintenance organization ("HMO") products to groups, along with Medicare supplement, PPO and interim coverage options to individuals. The Company's subsidiary, BCBSUW, is the only health insurer in the state operating full-service regional sales and customer service centers. Through United Government Services, LLC ("UGS"), the Company is a government contractor and processes Medicare claims for providers in all 50 states and is currently the largest Part A Medicare processor in the nation. The Company is also a leading provider of managed health care services and employee benefit products, HMO products, dental, life, disability and workers' compensation products, electronic claim submission services, subrogation and hospital bill audit services and receivables management services.

        In the discussion to follow, the number of "members" is equivalent to the number of persons covered by contracts in force.

Summary of Membership and Ratios

	March 31,
	2002	2001(1)
Membership at end of period:
Insured medical products	469,784	246,675
Specialty managed care products and services	575,892	142,531
Self-funded products:
Non-HMO	165,174	173,295
HMO	5,204	—

Total membership	1,216,054	562,501

Workers' Compensation — Policies in force	754	—
Membership (as a percentage of the total):
Insured medical products	38.6%	43.9%
Specialty managed care products and services	47.4	25.3
Self-funded products:
Non-HMO	13.6	30.8
HMO	0.4	—

Total membership	100.0%	100.0%

Members from discontinued operations	1,567,681	—

(1)
Excludes UWS membership, which is referred to in Note E. Pro forma Financial Information.

Summary of Operating Results and Ratios

	Three months ended March 31,
	2002	2001(1)
	(In thousands)
Revenue:
Insured medical products	$305,127	$143,318
Specialty managed care products and services	45,328	7,484
Government services	28,809	26,903
Self-funded products	7,233	7,702
Intracompany eliminations	(8,458)	(780)

Total health services revenue	378,039	184,627
Investment results	2,931	2,064

Total revenue	$380,970	$186,691

Health services revenue (as a percentage of the total):
Insured medical products	80.7%	77.6%
Specialty managed care products and services	12.0	4.0
Government services	7.6	14.6
Self-funded products	1.9	4.2
Intracompany eliminations	(2.2)	(0.4)

Total	100.0%	100.0%

Operating ratios:
Insured medical loss ratio(2)	87.9%	86.0%
Selling, general, administrative and other expense ratios:
Insured medical ratio(3)	10.8%	10.3%
Government services ratio(4)	98.2%	99.3%
Combined loss and expense ratio:
Specialty managed care products and services ratio(5)	96.7%	100.0%

(1)
Excludes UWS operating results, which is referred to in Note E. Pro forma Financial Information.

(2)
Insured medical and other benefits as a percentage of health services revenue.

(3)
Insured selling, general, administrative and other expenses as a percentage of health services revenue.

(4)
Government services selling, general, administrative and other expenses as a percentage of government services revenue.

(5)
Specialty managed care products and services total expenses as a percentage of health services revenue.

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

Invested Assets

        The table below reflects investment results for the periods indicated:

	Three months ended March 31,
	2002	2001
	(Dollars in thousands)
Average invested assets(1)	$231,604	$37,196
Net investment income(2)	2,776	592
Net realized gains (losses)	104	(1)
Net unrealized gains (losses) on stocks and bonds	(2,899)	1,741
Average yield	4.79%	6.37%

(1)
Average of aggregate monthly investment amounts.

(2)
Amounts are calculated net of investment expenses, exclude intracompany investment income from affiliates and other investment income.

Results of Operations

Total Revenues

        Total revenues for the three months ended March 31, 2002 increased 104.1% to $381.0 million from $186.7 million for the three months ended March 31, 2001. This increase was due primarily to the addition of the UWS business, which resulted from the Combination. Also contributing to the increase was premium rate increases on medical insurance business.

  Health Services Revenue

        Insured Medical.    Insured medical revenue for the three months ended March 31, 2002 increased 112.9% to $305.1 million from $143.3 million for the three months ended March 31, 2001. The number of insured medical members as of March 31, 2002 increased 90.4% to 469,784 from 246,675 as of March 31, 2001. The increase in both premium revenues and membership is primarily due to the addition of the UWS business, which contributed 233,634 members, offset by a slight decrease of 10,525 in BCBSUW membership. Also contributing to the increase is an overall increase in premium per member per month for BCBSUW of approximately 12%.

        Specialty Managed Care Products and Services.    Specialty managed care products and services revenue for the three months ended March 31, 2002 increased 504.0% to $45.3 million from $7.5 million for the three months ended March 31, 2001. This increase is due primarily to the addition of the UWS business as a result of the Combination. Total revenue of $7.5 million for the three months ended March 31, 2001 includes only premium revenue from the BCBSUW insured dental business. In comparison, total revenue of $45.3 million for the three months ended March 31, 2002 includes combined premium revenue of $6.5 million for the BCBSUW insured dental business and $29.8 million for the UWS dental, disability, life and accidental death and dismemberment ("AD&D") business, and other revenues of $9.0 million related to the UWS workers' compensation third party administrator ("TPA") business, receivables management, subrogation, hospital bill audit and electronic claims services. The number of specialty managed care products and services members, which relate to the dental, disability, life and AD&D insurance business increased 304.0% to 575,892 as of March 31, 2002 from 142,531 as of March 31, 2001, also due primarily to the Combination.

        Government Services.    Government services revenue for the three months ended March 31, 2002 increased 7.1% to $28.8 million from $26.9 million for the three months ended March 31, 2001. The increase in revenues from 2001 to 2002 is primarily attributable to an increase in administrative fees charged to Medicare and other government programs. The amount of these fees is determined in part based on allowable expenses incurred by UGS in administering these programs. The increase in 2002 revenues is the result of increases in these allowable expenses, primarily related to annual increases in salaries and other compensation expenses, which are charged back to these programs.

        Self-funded Products.    Self-funded administrative fees for the three months ended March 31, 2002 decreased 6.5% to $7.2 million from $7.7 million for the three months ended March 31, 2001. The decrease is primarily attributable to a reduction in the number of non-HMO self-funded members to 165,174 as of March 31, 2002 from 173,295 as of March 31, 2001. The reduction in membership is the effect of the Company repricing the self-funded business in order to eliminate unprofitable business.

  Investment Results

        Net investment results include investment income and realized gains (losses) on the sale of investments. Net investment results for the three months ended March 31, 2002 increased 38.1% to $2.9 million from $2.1 million for the three months ended March 31, 2001. The Company recognized an increase in net investment income from invested assets (cash, cash equivalents, bonds, stocks and other invested assets) of $2.2 million from $0.6 million for the three months ended March 31, 2001 to $2.8 million for the three months ended March 31, 2002, primarily due to the addition of UWS. In addition, realized gains increased to $0.1 million for the three months ended March 31, 2002 compared with an insignificant realized loss for the three months ended March 31, 2001. However, offsetting this increase was the elimination of BCBSUW investment income related to intracompany financing arrangements with UWS, subsequent to March 31, 2001, due to the Combination. This intracompany investment income amounted to $1.3 million for the three months ended March 31, 2001. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income were 4.79% for the three months ended March 31, 2002 and 6.37% for the three months ended March 31, 2001.

        Average invested assets for the three months ended March 31, 2002 increased to $231.6 million, compared to $37.2 million (excluding UWS) for the three months ended March 31, 2001. The increase in 2002 is due in large part to the Combination, which increased invested assets by $135.9 million as of March 31, 2001. Additionally, proceeds from the sale of Innovative Resource Group, LLC ("IRG") and the sale of 1.4 million shares of common stock of American Medical Security Group, Inc. ("AMSG"), both during the first quarter of 2002, combined with favorable operating cash flows for the year ended December 31, 2001 also contributed to the increase in invested assets.

Expense Ratios

        Loss Ratio.    The insured medical loss ratio for the three months ended March 31, 2002 was 87.9% compared with 86.0% for the three months ended March 31, 2001. The increase in the medical loss ratio for the first quarter of 2002 is primarily the result of the addition of the UWS insured medical business, which has run at a higher loss ratio than the BCBSUW insured medical business.

        Selling, General, Administrative and Other Expense Ratio.    The selling, general, administrative and other ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense. For non-insurance subsidiaries, SGA includes operating expenses only.

        The insured medical SGA expense ratio for the three months ended March 31, 2002 was 10.8% compared with 10.3% for the three months ended March 31, 2001. The slight increase in the SGA expense ratio for the three months ended March 31, 2002 is primarily due to changes in the mix of business due to the addition of the UWS insured medical business and the reduction in HMO membership due to the exit of unprofitable business in December 2001 and January 2002.

        The combined loss and expense ratio for specialty managed care products and services for the three months ended March 31, 2002 improved to 96.7% from 100.0% for the three months ended March 31, 2001. The improvement in 2002 is due to the addition of the UWS specialty managed care products and services, particularly the service related products such as subrogation, hospital bill audit and electronic claims services, which have run at a lower overall operating expense ratio than the combined loss and expense ratio for the specialty insurance lines. The ratio for the three months ended March 31, 2001 is comprised entirely of the loss and expense ratio for the BCBSUW insured dental business.

        The expense ratio for government services for the three months ended March 31, 2002 improved to 98.2% from 99.3% for the three months ended March 31, 2001, due to the effect of higher expenses in 2001 related to the implementation of new Medicare government contracts awarded and the renewal of existing Medicaid contracts with increased funding. Effective December 1, 2000, UGS became the Medicare Part A Intermediary for the states of California, Nevada and Hawaii, and the territories of Guam, Mariana Islands and American Samoa. In addition, also effective December 1, 2000, UGS became the Regional Home Health Intermediary for the states of California, Nevada, Arizona, Hawaii, Oregon, Idaho, Washington, and Alaska, and the territory of Guam. Also, UGS incurred additional operating expenses in 2001 related to the consolidation of claim processing systems in order to gain greater operational efficiencies. These initiatives are substantially complete as of March 31, 2002.

Other Expenses

        The Company has a bank line-of-credit ("LOC"), in which certain subsidiaries, excluding the corporate holding company, can participate. The LOC permits aggregate borrowings up to $20.0 million, with company specific maximums for the participating companies. In addition, the Company has a term business note ("term note") for the corporate holding company with a commercial bank for $7.5 million originated on December 31, 2001. Interest expense on the credit arrangements discussed above totaled $0.2 million for the three months ended March 31, 2002. There was no interest expense on debt for the three months ended March 31, 2001.

        As a result of the adoption of Statement of Financial Accounting Standards Board ("FASB") No. 142 on January 1, 2002, there was no goodwill amortization recorded for the three months ended March 31, 2002, compared with goodwill amortization of $0.2 million recorded for the three months ended March 31, 2001. Goodwill amortization recorded for the three months ended March 31, 2001 primarily represents amortization related to the 1999 purchase by BCBSUW of 1.4 million additional shares of UWS stock, which was amortized on a straight-line basis over a period of 15 years. The reduction in goodwill on the consolidated balance sheet as of March 31, 2002 from December 31, 2001 reflects adjustments to the goodwill recorded at the Combination related to the recognition of a valuation allowance on the net deferred income tax assets recorded by UWS prior to the Combination. The goodwill was adjusted downward during the first quarter of 2002 by $3.0 million due to the utilization of the related UWS net operating losses to offset pre-tax earnings.

        The SGA expenses for the three months ended March 31, 2002 were reduced by a favorable vendor settlement of $3.8 million. This settlement was offset by other non-recurring charges to increase litigation reserves of $1.2 million, thus resulting in a net favorable settlement of $2.6 million, which was primarily recorded at the corporate holding company. The SGA expenses for the three months ended March 31, 2002 also include a $0.7 million severance accrual recorded at the corporate holding company.

Income (Loss) from Investment in Affiliates

        Income (loss) from investment in affiliates improved to a gain of $2.8 million for the three months ended March 31, 2002 compared to a loss of $1.9 million for the three months ended March 31, 2001. The results for the three months ended March 31, 2002 are primarily comprised of the Company's equity in AMSG net income of $2.4 million combined with a gain of $0.4 million on the sale of 1.4 million shares of AMSG stock during the quarter. The results for the three months ended March 31, 2001 include equity in the AMSG net loss for the quarter of $2.3 million, offset by BCBSUW's equity in UWS income of $0.4 million.

Income from Discontinued Operations

        Income from discontinued operations of $9.4 million relates to the sale of IRG to APS Healthcare Bethesda, Inc. ("APS") on March 29, 2002 (see Note B). Income from discontinued operations includes the first quarter net loss of IRG of $0.5 million, offset by an after tax realized gain on the sale of $9.9 million.

Net Income

        Consolidated net results improved for the three months ended March 31, 2002 to a net gain of $22.6 million compared to $1.3 million for the three months ended March 31, 2001. The $22.6 million of income for the three months ended March 31, 2002 was the combination of $11.6 million in operating income from continuing operations, combined with $2.8 million of income from investment in affiliates and $9.4 million of income from discontinued operations, net of tax, offset by income tax expense on continuing operations of $1.2 million. The improved operating results primarily reflect improvement in the insured loss ratio, increases in administrative fees on the self-funded business and the $2.6 million net favorable settlement recorded as a reduction of SGA expenses.

        As of March 31, 2002, Cobalt had federal net operating loss carry-forwards of approximately $114.9 million available to offset future taxable income. A full valuation allowance has been established against net deferred tax assets. Cobalt had a current tax expense of $0.2 million and a deferred tax expense of $1.0 million for the three months ended March 31, 2002 on continuing operations. The Company did not have any income tax expense for the three months ended March 31, 2001.

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

        Cobalt's operating cash flow improved during the first quarter of 2002 in comparison with the first quarter of 2001. Cash used in continuing operations improved from $21.1 million for the three months ended March 31, 2001 to $9.9 million for the three months ended March 31, 2002. This reflects improved operating results in the insured medical, self-funded and government services segments and a reduction of premium and other operating receivables. The primary reason that operating cash flows still remained in an overall negative position for the first quarter of 2002 despite the improvement in operating results, is due to the run-out of year-end 2001 claim reserves for the HMO membership, which decreased by 24.4% during the quarter, and the exit from the Medicare+Choice business effective January 1, 2002. Cash provided by investing activities for the three months ended March 31, 2002 includes proceeds of $18.1 million from the sale of 1.4 million shares of AMSG common stock (see Note F) and $17.0 million in cash proceeds received from the sale of IRG. Cash provided by investing activities for the three months ended March 31, 2001 reflects the acquisition of UWS, which added $50.0 million to Cobalt's cash and cash equivalents balance. Cash provided by discontinued operations of $0.5 million for the three months ended March 31, 2002 reflects the first quarter results of IRG.

        Due to periodic cash flow requirements, Cobalt made borrowings under its bank LOC. The LOC is with a commercial bank and has an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.5%, adjusted monthly with interest payments due monthly. The LOC permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company, up to $20.0 million. Cobalt's outstanding LOC balance was $6.3 million as of March 31, 2002 compared to $7.9 million as of December 31, 2001. The outstanding LOC balance as of March 31, 2001 was $10.0 million, which was acquired from UWS as a result of the Combination. In addition, the Company has a term business note ("term note") for the corporate holding company with a commercial bank for $7.5 million originated on December 31, 2001. The term note has an adjustable rate of interest with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003. Interest expense on the credit arrangements discussed above totaled $0.2 million for the three months ended March 31, 2002. There was no interest expense on debt for the three months ended March 31, 2001.

        As larger controlled affiliate Licensees of the BlueCross BlueShield Association ("BCA"), some of Cobalt's subsidiaries are required to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the BCA. BCBSUW and Compcare Health Services Insurance Corporation ("Compcare") maintained these required levels as of March 31, 2002.

        Cobalt's investment portfolio consists primarily of investment-grade bonds and government securities and has a limited exposure to equity securities. At March 31, 2002, $212.2 million or 98.3% of Cobalt's total investment portfolio was invested in bonds compared with $163.8 million or 94.9% at March 31, 2001. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa2" at March 31, 2002 and March 31, 2001. At March 31, 2002, $204.8 million or 94.9% of Cobalt's total investment portfolio was classified as available-for-sale, compared with $162.8 million or 94.2% as of March 31, 2001. The market value of the total investment portfolio, which includes stocks and bonds, was less than amortized cost by $2.0 million at March 31, 2002 and greater than amortized cost by $0.3 million at March 31, 2001. Unrealized holding gains and losses on bonds classified as available-for-sale are included as a component of surplus, net of applicable deferred taxes. Cobalt has no investments in mortgage loans, no non-publicly traded securities (except for investments related to its affiliates), real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities).

        Cobalt has an outstanding LOC in the amount of $15.0 million as of March 31, 2002 available to Health Professionals of Wisconsin, Inc. The balance was $3.0 million and $4.6 million as of March 31, 2002 and March 31, 2001, respectively. Interest on the LOC is calculated using the prime rate.

        Cobalt has a note receivable from APS for $10.0 million originated on March 29, 2002 related to the sale of IRG. The note bears an interest rate of prime plus 3.5% and has a term of three years.

Statutory Capital

        Cobalt is required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners ("NAIC") Risk Based Capital ("RBC") requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon the amount and type of premiums written. In addition to statutory capital requirements, Cobalt, BCBSUW and Compcare are required to maintain certain levels as determined by the BCA. Cobalt, BCBSUW and Compcare are in compliance with these requirements as of March 31, 2002. In order to satisfy certain intracompany receivables and continue to comply with minimum capital and licensing standards, management has considered selling certain subsidiaries, as well as some portion or all of its investment in AMSG, or obtaining capital from outside sources.

        Included in the statutory capital of certain insurance subsidiaries of Cobalt are particular interests in, or obligations of, affiliates. United Wisconsin Insurance Company ("UWIC") (a wholly-owned subsidiary of Compcare) carries as an admitted asset an intracompany secured note from Cobalt in the amount of $22.7 million payable by October 1, 2002. BCBSUW also carries a $70.0 million secured note obligation from Cobalt payable January 2, 2003.

Management's Plan

        Operating losses incurred during 1999 through 2001 reduced the statutory surplus of Cobalt's insurance subsidiaries. Despite these operating losses and the implementation of changes in statutory accounting ("Codification") effective January 1, 2001, the Company complied with minimum capital and liquidity requirements of the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") and the BCA, during 2001, 2000 and 1999. The Company maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intracompany debt obligations with the common stock of affiliated entities. OCI requested and management submitted a specific plan of action to continue to exceed the minimum capital requirements of the OCI and the BCA during 2002.

        The outstanding common stock of Compcare, Unity Health Plans Insurance Corporation ("Unity"), Valley Health Plan, Inc. ("Valley") and United Heartland, Inc. ("UHI") currently provide the collateral for approximately $92 million borrowed by Cobalt from BCBSUW and UWIC. These intracompany balances have been eliminated in the accompanying consolidated balance sheets. However, the intracompany balances continue to be an obligation of Cobalt to BCBSUW ($70 million) and UWIC ($22 million) in the statutory-basis financial statements of BCBSUW and UWIC. Cobalt is obligated to repay BCBSUW by January 2, 2003 and UWIC by October 1, 2002. Transfer of the pledged collateral to BCBSUW and UWIC will satisfy the legal obligations, but would not assist BCBSUW in complying with minimum capital and liquidity requirements, since the minimum capital calculations for investments in subsidiaries require a greater discount than for cash, marketable securities or affiliated receivables. However, settlement of these obligations in cash will assist compliance with minimum capital and liquidity requirements.

        At December 31, 2001, all of the Company's subsidiaries are accounted for in the BCBSUW or Compcare capital calculations as a result of contribution or collateralization.

        In order to assure the Company's regulated insurance subsidiaries continue to satisfy minimum capital and liquidity requirements, the OCI requested, management developed and Cobalt's Board of Directors approved a capital plan at the end of 2001 to improve the Company's position relative to minimum capital and liquidity requirements. The capital plan, which management has provided to and discussed with the OCI and BCA, included the following action steps to maintain required capital and liquidity levels during 2002:

  •
  Sell certain non-regulated subsidiaries owned by the Company for cash and/or notes prior to October 1, 2002.

  •
  Reduce BCBSUW's investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002.

  •
  Obtain debt financing at the Company's corporate holding company from one or more institutional lenders to fund holding company liquidity needs including the repayment of the collateralized intracompany debt obligations between the holding company and its regulated subsidiaries.

  •
  Achieve the Company's 2002 projected core earnings, which anticipate breakeven operating results for Compcare for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001. Management expects Compcare's significant change in profitability to occur as a result of efforts in the fourth quarter of 2001 to cancel unprofitable business and implement necessary premium increases for the remaining business.

  •
  Adhere to certain practices in conducting and accounting for affiliated transactions, notably involving the lending practices previously described. The Company will not use uncollateralized non-operating intracompany balances in complying with minimum capital and liquidity requirements. The Company has reflected the revised practices in the December 31, 2001 regulated subsidiary statutory-basis financial statements filed with the OCI and other regulatory agencies.

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

        During the first quarter of 2002, the Company completed the following elements of its capital plan:

  •
  Sold 100% of the membership interest of its subsidiary, IRG (see Note B., Discontinued Operations).

  •
  Reduced its ownership in AMSG from 45% to 39% through the sale of 1.4 million shares of AMSG common stock (see Note F., Investment in AMSG affiliate).

  •
  Achieved the Company's first quarter 2002 projected core earnings, including progress towards obtaining breakeven results for Compcare by the end of the year.

        As of March 31, 2002, the Company is in compliance with minimum capital and liquidity requirements of the OCI and the BCA, and expects to maintain compliance throughout 2002 by substantially completing the capital plan described above or transactions with an equivalent impact on the Company's position relative to minimum capital and liquidity requirements. Non-compliance with minimum capital and liquidity requirements may subject the Company to various regulatory actions by the OCI and BCA, including rehabilitation, revocation of the Company's license to sell insurance products in Wisconsin and revocation of the Company's license to operate as a Blue Cross/Blue Shield franchisee.

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

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, deferred tax assets, impairment of equity method investments, goodwill impairment, medical and other benefits payables, and litigation and tax contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        A discussion of certain accounting policies and estimates deemed by the Company to be critical to an understanding of the Company's financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

        Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. Since last reported as of December 31, 2001, no significant changes have occurred in the determination of the reduction in fair value of the Company's modeled financial assets as a result of a hypothetical instantaneous 100 basis point increase in market interest rates.

PART II. OTHER INFORMATION

Cobalt Corporation

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10.1	Stock Purchase Agreement dated as of March 19, 2002, by and among Cobalt, BCBSUW and AMSG. (Incorporated by reference to Cobalt's Current Report on Form 8-K filed March 26, 2002.)
10.2
Purchase and Sale Agreement, effective March 29, 2002, by and among APS Healthcare Bethesda, Inc., CC Holdings LLC, Innovative Resource Group, LLC and Cobalt Corporation. (Incorporated by reference to Cobalt's Current Report on Form 8-K filed April 2, 2002.)
  (b)
  Reports on Form 8-K
(i)	Form 8-K filed on March 26, 2002, reporting the Stock Purchase Agreement dated as of March 19, 2002, by and among Cobalt, BCBSUW and AMSG.
(ii)	Form 8-K filed on April 2, 2002, reporting the sale of Innovative Resource Group LLC, a wholly owned subsidiary of the Company, to a subsidiary of APS Healthcare, Inc. of Bethesda, Maryland.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002	COBALT CORPORATION
	By:	/s/ Gail L. Hanson
Gail L. Hanson Senior Vice President, Treasurer and Chief Financial Officer

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q
  PART 1. FINANCIAL INFORMATION Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
COBALT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE