Form 10-Q
period 2002-06-30
COBALT CORP
filed 2002-08-14
CIK 1062780

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended June 30, 2002

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

        Common stock outstanding as of July 31, 2002 was 41,106,890

COBALT CORPORATION

INDEX TO
QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2002

PART I
Financial Statements and Supplementary Data	3
Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Quantitative and Qualitative Disclosures about Market Risk	28
PART II
Other Information	29
Signature Page	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,478	$51,669
Investments—available-for-sale, at fair value	306,270	180,692
Due from affiliates	5,859	5,091
Premium receivables	33,989	33,486
Due from clinics and providers	7,265	11,922
Other receivables	47,067	49,138
Prepaid expenses and other current assets	33,827	30,150

Total current assets	501,755	362,148
Noncurrent assets:
Investments—held-to-maturity, at amortized cost	12,591	11,007
Investments in affiliates, net	418	79,466
Property and equipment, net	31,537	31,411
Goodwill, net	89,594	92,066
Prepaid pension	56,750	53,837
Deferred income taxes	33,088	29,385
Other noncurrent assets	68,914	48,685
Assets from discontinued operations	—	19,317

Total assets	$794,647	$727,322

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Medical and other benefits payable	$194,562	$220,038
Advance premiums	85,975	88,495
Due to affiliates	33	59
Payables and accrued expenses	72,527	49,582
Short-term debt	8,516	12,369
Other current liabilities	34,821	29,521

Total current liabilities	396,434	400,064
Noncurrent liabilities:
Other benefits payable	50,094	47,282
Deferred income taxes	33,088	29,259
Postretirement benefits other than pension	17,626	18,005
Other noncurrent liabilities	15,819	19,421
Liabilities from discontinued operations	—	5,069

Total liabilities	513,061	519,100
Shareholders' equity (see Note H):
Common stock	255,006	249,566
Retained earnings (deficit)	4,529	(41,979)
Accumulated other comprehensive income	22,051	635

Total shareholders' equity	281,586	208,222

Total liabilities and shareholders' equity	$794,647	$727,322

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$339,129	$366,883	$677,095	$516,905
Government contract fees	27,971	29,107	56,780	56,010
Other	12,150	11,541	23,414	19,243
Investment results	3,631	3,490	6,562	5,554

Total revenues	382,881	411,021	763,851	597,712
Expenses:
Medical and other benefits	290,808	332,750	583,166	461,190
Selling, general, administrative and other	80,581	81,115	157,449	136,050
Interest	71	207	243	207
Amortization of goodwill	—	1,520	—	1,701

Total expenses	371,460	415,592	740,858	599,148

Operating income (loss) from continuing operations	11,421	(4,571)	22,993	(1,436)
Income (loss) from investment in affiliates, net of tax	12,465	658	15,317	(1,193)

Pretax income (loss) from continuing operations	23,886	(3,913)	38,310	(2,629)
Income tax expense	1,124	18	2,304	18

Income (loss) from continuing operations	22,762	(3,931)	36,006	(2,647)
Income from discontinued operations:
Income (loss) from discontinued operations, net of tax	—	135	(550)	135
Gain (loss) on sale of discontinued operations, net of tax	(250)	—	9,659	—

Net income (loss)	$22,512	$(3,796)	$45,115	$(2,512)

Earnings (loss) per share (EPS):
Basic EPS from continuing operations	$0.56	$(0.09)	$0.88	$(0.07)
Basic EPS from discontinued operations	(0.01)	—	0.23	—

Total basic EPS	$0.55	$(0.09)	$1.11	$(0.07)

Diluted EPS from continuing operations	$0.54	$(0.09)	$0.86	$(0.07)
Diluted EPS from discontinued operations	(0.01)	—	0.22	—

Total diluted EPS	$0.53	$(0.09)	$1.08	$(0.07)

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Common Shares Outstanding	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 2000	—	$—	$170,907	$(1,964)	$168,943
Capitalization of Wisconsin United for Health Foundation, Inc.	31,313,390	192,577	(192,577)	—	—
Issuance of common stock—acquisition	9,096,303	55,938	—	—	55,938
Issuance of common stock—options	11,250	51	—	—	51
Issuance of common stock—401(k)	172,100	1,000	—	—	1,000
Adjustments as a result of purchase accounting	—	—	82	—	82
Change in ownership of affiliates	—	—	1,320	—	1,320
Conversion of SAR's to options	—	—	594	—	594
Comprehensive loss:
Net loss	—	—	(22,305)	—	(22,305)
Change in unrealized gains/losses on investments, net of tax	—	—	—	2,599	2,599

Comprehensive loss					(19,706)

Balance at December 31, 2001	40,593,043	$249,566	$(41,979)	$635	$208,222
Issuance of common stock—options	448,967	4,990	—	—	4,990
Issuance of common stock—401(k)	64,880	450	—	—	450
Change in ownership of affiliates	—	—	1,304	—	1,304
Conversion of SAR's to options—vesting	—	—	89	—	89
Comprehensive income:
Net income	—	—	45,115	—	45,115
Change in unrealized gains/losses on investments, net of tax	—	—	—	21,416	21,416

Comprehensive income					66,531

Balance at June 30, 2002	41,106,890	$255,006	$4,529	$22,051	$281,586

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2002	2001
	(In thousands)
Operating activities:
Income (loss) from continuing operations	$36,006	$(2,647)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,510	7,563
(Income) loss from investment in affiliates, net of tax	(15,317)	1,193
Realized investment gains, net	(27)	(80)
Deferred income taxes	38	602
Changes in operating accounts, net of discontinued operations, acquisitions and conversion/combination related activity:
Premium receivables	(503)	6,845
Other receivables	6,198	(5,420)
Due from clinics and providers	4,657	1,642
Medical and other benefits payable	(22,664)	(14,211)
Advance premiums	(2,520)	2,582
Due to/from affiliates, net	(794)	(9,890)
Other, net	(8,877)	4,418

Net cash provided by (used in) continuing operations	1,707	(7,403)
Investing activities:
Acquisitions and Combination activity	—	49,538
Proceeds from sale of investment in affiliate	68,436	—
Proceeds from sale of discontinued operations	17,000	—
Purchases of available-for-sale investments	(96,529)	(75,921)
Purchases of held-to-maturity investments	—	(1,303)
Proceeds from maturity of held-to-maturity investments	245	250
Proceeds from sale and maturity of available-for-sale investments	32,130	63,430
Additions to property and equipment, net	(5,321)	(2,561)
Dividends from affiliate	552	—

Net cash provided by investing activities	16,513	33,433
Financing activities:
Proceeds from issuance of common stock	3,963	38
Net (repayments) borrowings of debt	(6,853)	4,335

Net cash provided by (used in) financing activities	(2,890)	4,373
Discontinued Operations:
Cash flows from discontinued operations	479	(314)

Net cash provided by (used in) discontinued operations	479	(314)
Cash and cash equivalents:
Increase during the period	15,809	30,089
Balance at beginning of year	51,669	1,305

Balance at end of period	$67,478	$31,394

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2002

Note A. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and footnotes thereto included in the Cobalt Corporation ("Cobalt" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission ("SEC").

        Cobalt (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). On that date, BCBSUW converted from a service insurance corporation to a stockholder owned corporation. Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through the combination of the two companies. At the time of conversion and the Combination, BCBSUW owned approximately 46.6% of UWS' outstanding common stock. In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt.

        The Combination was accounted for as a purchase by BCBSUW of the remaining 9,096,303 shares of UWS that it did not already own at a market price of $6.15 per share on the closing date. In accordance with GAAP, goodwill was recorded representing the excess of the market price over the adjusted book value of UWS for the 53.4% of UWS that BCBSUW did not already own. For reporting purposes, the Combination is treated as a reverse purchase transaction, whereby BCBSUW becomes the acquirer and reporting entity for public company reporting. The consolidated statements of operations, cash flows, and changes in shareholders' equity and comprehensive income (loss) for the three and six month periods ended June 30, 2002 reflect the operations of the combined UWS and BCBSUW entities. Results for the three month period ended March 31, 2001, which are reflected in the consolidated financial statements for the six months ended June 30, 2001, include only the operations of BCBSUW and its wholly-owned subsidiary, United Government Services, LLC ("UGS") and minority interest in UWS and American Medical Security Group, Inc. ("AMSG"). Results for the three month period ended June 30, 2001, included in the consolidated financial statements for the six months ended June 30, 2001, reflect the operations of the combined UWS and BCBSUW entities. For purposes of calculating earnings per common share ("EPS") of the Company, the 7,949,904 shares of Cobalt common stock owned by BCBSUW are accounted for as treasury stock. The pro forma statement of operations for the six months ended June 30, 2001 for Cobalt presented in Note E, includes the operations of the former UWS and BCBSUW with elimination of intracompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the transaction was completed at the beginning of the reporting period.

        Continuing operations in the consolidated financial statements subsequent to the Combination include the accounts of the Company's majority owned insurance subsidiaries (BCBSUW, Compcare Health Services Insurance Corporation ("CompcareBlue"), Unity Health Plans Insurance Corporation ("Unity"), Valley Health Plan, Inc. ("Valley"), United Wisconsin Insurance Company ("UWIC"), and United Heartland Life Insurance Company ("UHLIC")) and other non-insurance subsidiaries (UGS, Meridian Resource Company, LLC ("MRC"), Comprehensive Receivables Group, Inc. ("CRG"), United Wisconsin Proservices, Inc. ("Proservices"), United Heartland, Inc. ("UHI") and C.C. Holdings, LLC ("CC Holdings")). All intracompany transactions after March 31, 2001 have been eliminated in consolidation.

Note B. Discontinued Operations

        On March 29, 2002, Cobalt and certain affiliates sold 100% of the membership interest of its subsidiary, Innovative Resource Group, LLC ("IRG"), for $27.0 million ($17.0 million in cash and $10.0 million in a three-year note). IRG was one of Cobalt's specialty companies, which provided behavioral health and medical management services. Accordingly, IRG is accounted for as a discontinued operation for all periods presented. The purchase agreement also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on revenues generated from Cobalt and affiliated entities in future years. In addition, the agreement requires certain subsidiaries of Cobalt to enter into seven-year service agreements for the provision of services by IRG.

        The net gain on disposition of discontinued operations was $9.1 million, which includes a realized gain on the sale of $9.6 million, offset by a $0.5 million loss on IRG's operations for the six months ended June 30, 2002. During the second quarter of 2002, additional expenses of $0.3 million, related to the sale, were recorded adjusting the original gain down to $9.6 million from $9.9 million. The net gain on the sale could be adjusted further, based on any payments made in future periods in accordance with the purchase and sale agreement. Income from discontinued operations amounted to $0.1 million for the three and six month periods ended June 30, 2001. This reflects activity for the second quarter of 2001 only, since IRG was not considered part of Cobalt for financial reporting purposes prior to the Combination.

Note C. Net Income (Loss) Per Share

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)
Numerator (in thousands):
Net income (loss)	$22,512	$(3,796)	$45,115	$(2,512)

Denominator:
Denominator for basic EPS—weighted average shares	40,904,010	40,415,278	40,771,339	36,341,914
Effect of dilutive securities—employee stock options	1,509,543	—	988,952	—

Denominator for diluted EPS	42,413,553	40,415,278	41,760,291	36,341,914

Earnings (loss) per common share:
Basic	$0.55	$(0.09)	$1.11	$(0.07)
Diluted	$0.53	$(0.09)	$1.08	$(0.07)

        Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for stock options where the exercise price was less than the average market price of the outstanding common shares for the period. When Cobalt reports a net loss, potentially dilutive securities are not included in the calculation of EPS because their inclusion would have an antidilutive effect. EPS for the six months ended June 30, 2001 was calculated based on 36,341,914 shares outstanding, which assumes that the 31,313,390 newly issued shares to the Foundation were outstanding for the entire three months ended March 31, 2001.

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

Note E. Pro Forma Financial Information (Unaudited)

        The June 30, 2001 pro forma statement of operations for Cobalt includes the operations of UWS and BCBSUW with elimination of intracompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the Combination was completed at the beginning of the reporting period.

PRO FORMA COBALT STATEMENT OF OPERATIONS

Six months ended June 30, 2001
(In thousands)
Revenues:
Health services revenue:
Premium	$733,752
Government contract fees	56,010
Other	23,878
Investment results	6,973

Total revenues	820,613
Expenses:
Medical and other benefits	653,157
Selling, general, administrative and other	164,457
Interest	390
Amortization of goodwill	3,035

Total expenses	821,039

Operating loss from continuing operations	(426)
Loss from investment in affiliates, net of tax	(1,627)

Pre-tax loss from continuing operations	(2,053)
Income tax expense	315

Loss from continuing operations	(2,368)
Income from discontinued operations, net of tax	306

Net loss	$(2,062)

Earnings (loss) per share:
Diluted EPS from continuing operations	$(0.06)
Diluted EPS from discontinued operations	0.01

Total diluted EPS	$(0.05)

Weighted average shares outstanding:
Basic and diluted	40,413,843

Note F. Investment in AMSG Affiliate

        On June 4, 2002, BCBSUW sold 3,001,500 shares of common stock of AMSG in an underwritten public offering, realizing net proceeds of $50.3 million. This sale followed the March 22, 2002 repurchase by AMSG from BCBSUW of 1,400,000 shares of AMSG common stock, for which net proceeds amounted to $18.1 million. As a result of these divestitures, during 2002 BCBSUW's ownership in AMSG has been reduced from 45.1% as of December 31, 2001 to 14.9% as of June 30, 2002. As a result of the ownership percentage going below 20%, AMSG results subsequent to May 31, 2002 will no longer be reported under the equity method in Cobalt's statement of operations. Effective with the June 30, 2002 balance sheet, AMSG common stock is classified as available-for-sale and is reported at the fair market value of $45.7 million as of June 30, 2002. The unrealized investment gain on AMSG common stock of $20.4 million at June 30, 2002 is included in accumulated other comprehensive income in shareholders' equity.

        As reported in the Condensed Consolidated Statements of Operations (Unaudited) accompanying the AMSG (NYSE: AMZ) press release dated July 24, 2002:

	Three months ended June 30,		Six months ended June 30,
	2002(1)	2001	2002(2)	2001
	(In thousands)
Premium revenue	$190,787	$213,645	$385,188	$436,115
Medical and other benefits	129,191	156,174	260,991	322,754
Underwriting gain	61,596	57,471	124,197	113,361
Net income (loss)	5,241	1,466	(49,427)	(3,674)

(1)
Net income for the two months ended May 31, 2002 amounted to $3.7 million.

(2)
Net income for the five months ended May 31, 2002 amounted to $9.1 million.

        As of June 30, 2002 and 2001, Cobalt owned 14.9% and 45.1%, respectively, of the outstanding shares of common stock of AMSG.

Note G. Comprehensive Income (Loss)

        A reconciliation from net income (loss) reported in the Consolidated Statements of Operations to comprehensive income (loss) is stated below:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net income (loss) per consolidated statements of operations	$22,512	$(3,796)	$45,115	$(2,512)
Change in unrealized gains/losses on investments, net of taxes	24,315	(1,429)	21,416	312

Comprehensive income (loss)	$46,827	$(5,225)	66,531	$(2,200)

        Comprehensive income (loss) is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions.

Note H. Shareholders' Equity

        The common stock of Cobalt has no par or stated value. The authorized, issued and outstanding shares of common stock are as follows:

	June 30, 2002	December 31, 2001
	(Unaudited)
Number of shares:
Authorized	75,000,000	75,000,000
Issued (includes 7,949,904 subsidiary owned shares, see Note A)	49,056,794	48,542,947
Outstanding	41,106,890	40,593,043

        In addition, the Company has authorized 1,000,000 shares of no par value preferred stock, although no shares have been issued to date.

Note I. Segment Reporting

        The Company has four reportable business segments: insured medical products, specialty managed care products and services (previously reported as two separate segments, specialty risk and specialty service), government services and self-funded products. Insured medical products include: full coverage, copayment, preferred provider organization, Medicare supplement, interim coverage, health maintenance organization ("HMO") and point of service products sold primarily in Wisconsin. The specialty managed care products and services segment includes dental, life, disability and workers' compensation products, along with electronic claim submission services, subrogation and hospital bill audit services and receivables management services. The specialty managed care products and services are sold throughout the United States. The self-funded products consist of administrative services and access to Cobalt's extensive provider networks. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin.

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

        Financial data from continuing operations by segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Health services revenue:
Insured medical products	$306,145	$334,000	$611,272	$477,318
Specialty managed care products and services	45,434	45,075	90,762	52,559
Government services	27,971	29,107	56,780	56,010
Self-funded products	7,757	7,003	14,990	14,705
Other continuing operations	(8,057)	(7,654)	(16,515)	(8,434)

Total consolidated	$379,250	$407,531	$757,289	$592,158

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Investment results:
Insured medical products	$3,704	$3,776	$6,892	$5,674
Specialty managed care products and services	1,486	1,580	2,893	1,679
Government services	142	130	266	273
Self-funded products	9	25	13	40
Other continuing operations	(1,710)	(2,021)	(3,502)	(2,112)

Total consolidated	$3,631	$3,490	$6,562	$5,554

Pre-tax income (loss):
Insured medical products	$8,728	$(2,903)	$15,230	$3,992
Specialty managed care products and services	2,600	2,535	5,377	2,628
Government services	614	259	1,270	600
Self-funded products	652	(897)	1,000	(2,437)
Other continuing operations:
Corporate holding company	(1,173)	(3,565)	116	(6,219)
Income (loss) from investment in affiliates, net of tax	12,465	658	15,317	(1,193)

Total consolidated	$23,886	$(3,913)	$38,310	$(2,629)

	June 30, 2002	December 31, 2001
	(In thousands)
Total assets:
Insured medical products	$653,344	$521,249
Specialty managed care products and services	97,024	69,556
Government services	27,844	26,843
Self-funded products	16,017	10,891
Other continuing operations	418	79,466

Total consolidated	$794,647	$708,005

        Total assets (excluding government services assets and investment in affiliates) are allocated by segment based on the percentage of revenue for the six months ended June 30, 2002 and pro forma revenues for the year ended December 31, 2001. Investment in affiliates is classified in other operations. Reclassifications have been made to the previously disclosed information to conform with the reporting of discontinued operations.

        Transactions with other operating segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Health services revenue:
Insured medical products	$(2,214)	$(3,144)	$(5,419)	$(3,924)
Specialty managed care products and services	(5,789)	(4,510)	(10,987)	(4,510)
Self-funded products	(54)	—	(109)	—
Investment results:
Insured medical products	(1,329)	(1,778)	(3,086)	(1,778)
Specialty managed care products and services	(391)	(240)	(391)	(240)
Other continuing operations	(4)	(3)	(4)	(3)

Note J. Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets". Under the new statement, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the standard. As of June 30, 2002, management has completed the Company's initial annual impairment test in accordance with FASB No. 142 and determined that no impairment of goodwill exists. In addition, due to the Company's reduction of its investment in AMSG (see Note F) below 20%, no additional writedowns related to impairment charges recorded by AMSG are required. Total goodwill amortization on continuing operations for 2001 was $5.1 million, of which $1.7 million was recorded for the six months ended June 30, 2001. On a pro forma basis (as if the Combination occurred at the beginning of the reporting period), goodwill amortization for 2001 would have been $6.5 million, of which $3.0 million would have been recorded for the six months ended June 30, 2001.

        The following unaudited table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of adopting FASB No. 142:

	Three months ended June 30, 2001	Six months ended June 30, 2001
	(unaudited)
	(In thousands, except per share data)
Reported net loss	$(3,796)	$(2,512)
Add back: Goodwill amortization	1,520	1,701

Adjusted net loss	$(2,276)	$(811)

Basic and diluted earnings (loss) per common share:
Reported net loss	$(0.09)	$(0.07)
Goodwill amortization	0.03	0.05

Adjusted net loss	$(0.06)	$(0.02)

        On January 1, 2002, the Company also adopted FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement modifies existing guidance governing the accounting for dispositions of company assets as discontinued operations in the accompanying consolidated financial statements. Refer to Note B for Discontinued Operations of the Company.

Note K. Commitments and Contingencies

        On May 29, 2002, Thomas R. Hefty, Chairman and CEO, announced his plans to retire from Cobalt. In anticipation of this announcement, the Management Review Committee of the board of directors approved the vesting of all of Mr. Hefty's unvested stock options upon his retirement. This is consistent with the Management Review Committee's past practice of approving the vesting of options of long tenured employees as they retire. Mr. Hefty has not yet determined the date of his retirement. However, depending upon the date of his retirement, Cobalt will be required to record an expense equal to the number of shares of Cobalt common stock for which discretionary vesting of options was granted multiplied by the excess of the per share market value of Cobalt common stock on the retirement date over the per share exercise price of the applicable options. The options that may be subject to expense treatment are:

Scheduled Vesting	Number of Options	Per Share Exercise Price
01/03/03	36,875	$4.31
01/26/03	36,875	8.50
01/03/04	36,875	4.31

        On June 20, 2002, the Company filed a registration statement with the SEC covering the potential sale of 2.5 million newly issued shares of Cobalt common stock by the Company and 5.0 million issued and outstanding shares of Cobalt common stock by the Foundation. The Company filed an amendment to the registration statement on July 9, 2002. In conjunction with this offering, the Company is responsible for legal and accounting fees, printing and other out of pocket costs for all shares offered. Costs have been capitalized as incurred. Capitalized costs would be offset against offering proceeds.

        On August 8, 2002, the Company withdrew its offering due to unfavorable market conditions. Depending upon ongoing market conditions, the Company may re-file and complete a stock offering during 2002. If the Company is unable to complete the offering during 2002, it will be required to expense offering costs incurred.

Note L. Reclassifications

        Certain reclassifications have been made to the interim consolidated financial statements for 2001 to conform with the 2002 presentation, specifically regarding discontinued operations.

Note M. Subsequent Events

        On August 7, 2002, Cobalt entered into a three-year revolving credit arrangement with M&I Marshall & Ilsley Bank ("M&I"). This agreement provides up to $30.0 million of available credit to Cobalt with the availability declining by $5.0 million after one year and an additional $10.0 million after two years. The revolving credit facility bears interest at a rate of LIBOR plus 1.50% to 2.50% depending upon the timing and amount of borrowings. The Company has not yet drawn funds under this agreement. Funds are available to re-pay intracompany balances, re-pay the Cobalt term note and for general corporate purposes.

COBALT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Cobalt Corporation ("Cobalt" or the "Company") (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). See Note A, Basis of Presentation, for further discussion on the Combination.

        Cobalt is the leading managed care company in Wisconsin, offering a broad portfolio of managed care and insurance products to employers, individuals and government entities. Cobalt has an exclusive license to utilize the Blue Cross and Blue Shield service marks in Wisconsin, giving Cobalt a unique position in that market. As of June 30, 2002, Cobalt serviced 590,645 lives in the health insurance operations and 340,758 lives in the dental insurance programs.

        BCBSUW provides underwritten products, including preferred provider organizations ("PPO") and indemnity options, as well as self-funded, administrative services only programs. Compcare Health Services Insurance Corporation ("CompcareBlue") operates the oldest health maintenance organization ("HMO") in Wisconsin.

        Cobalt offers one of the largest provider networks in Wisconsin. All of Cobalt's customers, including HMO members, have the ability to access the leading physicians and hospitals in their respective service areas, including Mayo Health Systems, University Health Care and Aurora Health Care. Cobalt believes that its ability to offer a full spectrum of products and a broad provider network to meet the needs and objectives of a wide range of customers provides Cobalt with a competitive advantage.

        Cobalt offers a variety of specialty managed care products, including dental, life and disability insurance. Cobalt is one of the largest providers of dental HMO and dental indemnity coverage in Wisconsin. Cobalt also offers workers' compensation insurance and a variety of specialty managed care services, including cost containment, health care electronic data interchange and receivables management services. These specialty products and services are designed to complement Cobalt's customers' employee benefit packages. Cobalt also processes Medicare claims as a Medicare Part A fiscal intermediary and a Regional Home Health intermediary for providers in numerous states and several U.S. territories and as a national intermediary for the Federally Qualified Health Centers in all 50 states.

        Cobalt markets its medical and dental products through a salaried sales force located throughout Wisconsin, as well as through independent agents and brokers, and directly to customers via the internet. By integrating the marketing of Cobalt's medical products, Cobalt is able to offer a broad range of product choices to health care consumers. Cobalt sells its specialty managed care products and services through a variety of distribution channels to employer groups and providers, principally in Wisconsin.

        In the discussion to follow, the number of "members" is equivalent to the number of persons covered by contracts in force as of the indicated date.

Summary of Membership and Ratios

	As of June 30,
	2002	2001
Membership at end of period:
Insured medical products	457,740	545,613
Specialty managed care products and services	557,986	612,429
Self-funded products:
Medical	132,905	134,093
Dental	35,416	37,587

Total membership	1,184,047	1,329,722

Workers' Compensation—Policies in force	770	740
Membership (as a percentage of the total):
Insured medical products	38.7%	41.0%
Specialty managed care products and services	47.1	46.1
Self-funded products:
Medical	11.2	10.1
Dental	3.0	2.8

Total membership	100.0%	100.0%

Members from discontinued operations	—	1,492,338

Summary of Operating Results and Ratios

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001(1)
	(In thousands, except ratios)
Revenues:
Insured medical products	$306,145	$334,000	$611,272	$477,318
Specialty managed care products and services	45,434	45,075	90,762	52,559
Government services	27,971	29,107	56,780	56,010
Self-funded products	7,757	7,003	14,990	14,705
Other operations(2)	(8,057)	(7,654)	(16,515)	(8,434)

Total health services revenue	379,250	407,531	757,289	592,158
Investment results	3,631	3,490	6,562	5,554

Total revenues	$382,881	$411,021	$763,851	$597,712

Health services revenue (as a percentage of the total):
Insured medical products	80.7%	82.0%	80.7%	80.6%
Specialty managed care products and services	12.0	11.1	12.0	8.9
Government services	7.4	7.1	7.5	9.4
Self-funded products	2.0	1.7	2.0	2.5
Other operations(2)	(2.1)	(1.9)	(2.2)	(1.4)

Total	100.0%	100.0%	100.0%	100.0%

Operating loss ratio:
Insured medical products(3)	87.2%	92.4%	87.6%	90.5%
Selling, general, administrative and other expense ratios:
Insured medical products(4)	11.1%	9.5%	10.9%	9.8%
Government services(5)	98.3%	99.6%	98.2%	99.4%
Combined loss and expense ratio:
Specialty managed care products and services(6)	97.2%	97.9%	97.0%	98.2%

(1)
Excludes UWS operating results for the three months ended March 31, 2001; refer to Note E for Pro Forma Financial Information.

(2)
Consists primarily of intracompany eliminations.

(3)
Insured medical benefits as a percentage of insured medical products revenue.

(4)
Insured selling, general, administrative and other expenses as a percentage of insured medical products revenue.

(5)
Government services selling, general, administrative and other expenses as a percentage of government services revenue.

(6)
Specialty managed care products and services total expenses as a percentage of specialty revenue.

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

Results of Operations

Total Revenues

        Total revenues for the three months ended June 30, 2002 decreased 6.8% to $382.9 million from $411.0 million for the three months ended June 30, 2001. The decrease for the quarter is due primarily to a decrease of approximately 11.0% in total membership between June 30, 2002 and June 30, 2001. For the six months ended June 30, 2002, total revenues increased 27.8% to $763.9 million, compared to $597.7 million for the six months ended June 30, 2001. This increase was due primarily to the Combination and resultant addition of the UWS business. Another factor contributing to the increase was premium rate increases on insured medical products business.

Health Services Revenue

        Insured Medical Products.    Insured medical products revenue for the three months ended June 30, 2002 decreased 8.4% to $306.1 million from $334.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, insured medical revenue increased 28.1% to $611.3 million from $477.3 million for the six months ended June 30, 2001. The number of insured medical members as of June 30, 2002 decreased to 457,740 from 545,613 as of June 30, 2001. The decrease in both premium revenues and membership for the three months ended June 30, 2002 is primarily due to BCBSUW's exit from the Medicare+Choice program effective January 1, 2002 and cancellations of unprofitable business. The increase in premium revenue for the six months ended June 30, 2002 is primarily due to the Combination and resultant addition of the UWS business.

        Self-funded Products.    Self-funded administrative fees for the three months ended June 30, 2002 increased 11.4% to $7.8 million from $7.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, self-funded administrative fees increased 2.0% to $15.0 million from $14.7 million for the six months ended June 30, 2001. The increases were in spite of a membership decline of 2.0% between June 30, 2002 and June 30, 2001. The increase in administrative fees is primarily attributable to increased volume in the Blue Card program. Under the Blue Card program, the Company does not maintain membership but receives an administrative fee and percentage of discounts for members from other Blue Plans that access services in Wisconsin. The reduction in membership is primarily due to the Company repricing the self-funded business in order to eliminate unprofitable business.

        Specialty Managed Care Products and Services.    Specialty managed care products and services revenue for the three months ended June 30, 2002 increased 0.7% to $45.4 million from $45.1 million for the three months ended June 30, 2001. This slight increase results primarily from premium rate increases, offset by decreases in total membership due to cancellations in the dental, disability and life and accidental death and dismemberment lines. For the six months ended June 30, 2002, specialty managed care products and services revenue increased 72.6% to $90.8 million from $52.6 million for the six months ended June 30, 2001 due primarily to the Combination and resultant addition of the UWS business.

        Government Services.    Government services revenue for the three months ended June 30, 2002 decreased 3.8% to $28.0 million from $29.1 million for the three months ended June 30, 2001. The decrease in revenues between the three months ended June 30, 2002 and the three months June 30, 2001 is primarily due to a decrease in compensation related expenses in the second quarter of 2002. Because UGS is a cost reimbursed Medicare contractor, decreases in its expenses will result in decreases in revenue. Government services revenue for the six months ended June 30, 2002 increased 1.4% to $56.8 million from $56.0 million for the six months ended June 30, 2001.

Investment Results

        Net investment results include investment income and realized gains (losses) on the sale of investments. Net investment results for the three months ended June 30, 2002 increased 2.9% to $3.6 million from $3.5 million for the three months ended June 30, 2001. Net investment results for the six months ended June 30, 2002 increased 17.9% to $6.6 million from $5.6 million for the six months ended June 30, 2001. The increase in net investment results for the six months ended June 30, 2002 is primarily due to an increase in invested assets resulting from several factors, including the addition of the UWS invested assets at the Combination, proceeds from the sale of American Medical Security Group ("AMSG") shares during the first and second quarters of 2002 (see Note F) and proceeds from the sale of Innovative Resource Group, LLC ("IRG") (see Note B) during the first quarter. Offsetting the increase in investment income from invested assets was the elimination of BCBSUW investment income related to intracompany financing arrangements with UWS, subsequent to March 31, 2001, due to the Combination. The intracompany investment income for the three months ended March 31, 2001 (which does not get eliminated) amounted to $1.3 million and is included in the statements of operations for the six month period ended June 30, 2001. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income, were 4.8% for the six months ended June 30, 2002 and 6.2% for the six months ended June 30, 2001.

Expense Ratios

        Loss Ratio.    The insured medical products loss ratio for the three months ended June 30, 2002 was 87.2% compared with 92.4% for the three months ended June 30, 2001. For the six months ended June 30, 2002, the insured medical products loss ratio was 87.6% compared with 90.5% for the six months ended June 30, 2001. The improvement in the insured medical products loss ratio is primarily due to improvement in the loss ratio for HMO business attributable to premium rate increases in 2002, which also resulted in the cancellation of unprofitable business. The cancellation of unprofitable business was on business which had on average, higher loss ratios.

        Selling, General, Administrative and Other Expense Ratio.    The selling, general, administrative and other ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense. For non-insurance subsidiaries, SGA includes operating expenses only.

        The insured medical products SGA expense ratio for the three months ended June 30, 2002 was 11.1% compared with 9.5% for the three months ended June 30, 2001. The insured medical products SGA expense ratio for the six months ended June 30, 2002 was 10.9% compared with 9.8% for the six months ended June 30, 2001. The increase in the SGA expense ratio for both the three and six month periods ending June 30, 2002 resulted primarily from expenses incurred to administer the cancellation of unprofitable business, which cancelled during the first quarter of 2002. As discussed above, these cancellations have resulted in a reduction to Cobalt's premium revenue base.

        The combined loss and expense ratio for specialty managed care products and services for the three months ended June 30, 2002 improved to 97.2% from 97.9% for the three months ended June 30, 2001. The combined loss and expense ratio for specialty managed care products and services for the six months ended June 30, 2002 improved to 97.0% from 98.2% for the six months ended June 30, 2001. The improvement for the six months ended June 30, 2002 is due to the Combination and resultant addition of the UWS specialty managed care products and services business, particularly the service related products such as subrogation, hospital bill audit and electronic claims services, which have run at a lower overall operating expense ratio than the combined loss and expense ratio for the specialty insurance lines.

        The expense ratio for government services for the three months ended June 30, 2002 improved to 98.3% from 99.6% for the three months ended June 30, 2001. The expense ratio for government services for the six months ended June 30, 2002 improved to 98.2% from 99.4% for the six months ended June 30, 2001. The improved expense ratio is primarily a result of higher revenues on an existing subcontract for Medicaid claim processing services. These higher revenues resulted from a contract extension that became effective January 1, 2002.

        SGA expenses recorded at the corporate holding company for the three months ended June 30, 2002 includes an accrual for a $1.0 million contribution due to the Foundation on February 1, 2003. For the six months ended June 30, 2002, the SGA expenses were offset by a favorable vendor settlement of $3.8 million recorded during the first quarter.

Other Expenses

        The Company has a bank line-of-credit ("LOC") in which certain subsidiaries, excluding the corporate holding company, can participate. The LOC permits aggregate borrowings up to $20.0 million, with company specific maximums, for the participating companies. In addition, the Company has a term business note ("term note") for the corporate holding company with a commercial bank for $7.5 million originated on December 31, 2001. Interest expense on the credit arrangements discussed above totaled $0.1 million for the three months ended June 30, 2002 and $0.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, interest expense on the credit arrangements discussed above totaled $0.2 million.

        As a result of the adoption of Statement of Financial Accounting Standards Board ("FASB") No. 142 on January 1, 2002, there was no goodwill amortization recorded for the three and six months ended June 30, 2002. This compares with goodwill amortization of $1.5 million and $1.7 million recorded for the three and six months ended June 30, 2001, respectively. Goodwill amortization recorded for the three months ended June 30, 2001 primarily represents amortization related to the $65.6 million recorded from the Combination, which was amortized on a straight-line basis over a period of 15 years. The reduction in goodwill between December 31, 2001 and June 30, 2002 reflects adjustments to the tax related goodwill recorded from the Combination. These adjustments relate to the recognition of a valuation allowance on the net deferred income tax asset that was previously recorded by UWS. The goodwill was adjusted downward during the six months ended June 30, 2002 by $2.5 million due to the utilization of the related UWS net operating losses to offset pre-tax earnings.

Income (Loss) from Investment in Affiliates

        Income (loss) from investment in affiliates improved to a gain of $12.5 million for the three months ended June 30, 2002 compared to a gain of $0.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, the income (loss) from investment in affiliates improved to a gain of $15.3 million compared to a loss of $1.2 million in 2001. The results for the three months ended June 30, 2002 are primarily comprised of the Company's equity in AMSG net income of $1.4 million combined with a gain of $9.4 million on the sale of 3.0 million shares of AMSG stock during the quarter. In addition, the Company recognized income of $1.6 million, which relates primarily to its proportionate share of tax benefit recorded in the second quarter of 2002 by Family Health Systems, Inc. ("FHS"), a 50% owned affiliate, due to a change in tax laws regarding the carry-back of net operating losses. The results for the three months ended June 30, 2001 include equity in the AMSG net gain for the quarter of $0.7 million. The decrease in the investment in affiliates, net, balance between June 30, 2002 and December 31, 2001 on the accompanying balance sheets is a combination of the reduction in the Company's ownership percentage in AMSG below 20% (see Note F) and the reclassification of the Company's investment in AMSG, which is no longer reported under the equity method of accounting. Effective with the June 2002 balance sheet, the investment in AMSG is reported as an available-for-sale investment at fair market value.

Income (Loss) from Discontinued Operations

        Income from discontinued operations for the six months ended June 30, 2002 of $9.1 million relates to the sale of IRG to APS Healthcare Bethesda, Inc. ("APS") on March 29, 2002 (see Note B). Income from discontinued operations includes the first quarter net operating loss of IRG of $0.5 million, offset by an after tax realized gain on the sale of $9.6 million. The $0.3 million loss from discontinued operations for the three months ended June 30, 2002 reflects an adjustment to the after tax realized gain on the sale to record additional expenses related to the sale.

Net Income (Loss)

        Consolidated net results improved for the three months ended June 30, 2002 to a net gain of $22.5 million compared to a net loss of $3.8 million for the three months ended June 30, 2001. The $22.5 million of income for the three months ended June 30, 2002 was the combination of $11.4 million in operating income from continuing operations, $12.5 million of income from investment in affiliates (which includes a $9.4 million gain from the sale of 3.0 million shares of AMSG stock), offset by income tax expense on continuing operations of $1.1 million, and $0.3 million loss from discontinued operations, net of tax. For the six months ended June 30, 2002, net results improved to a gain of $45.1 million compared to a net loss of $2.5 million for the same period in 2001. The improved operating results reflect improvement of $24.4 million in operating income from continuing operations, improvement of $16.5 million in income from investment in affiliates and improvement of $9.0 million in income from discontinued operations, offset by a $2.3 million increase in income taxes. The improvement in operating income from continuing operations primarily reflects improvement in the insured medical products loss ratio, increases in administrative fees on the self-funded business and the $3.8 million favorable vendor settlement recorded as a reduction to SGA expenses offset by the $1.0 million contribution to the Foundation. The improvement in income from investment in affiliates reflects year-to-date net realized gains of $9.8 million on the sale of AMSG shares during both the first and second quarters, the $1.6 million in income related to FHS and improved 2002 operating results at AMSG. The improvement in income from discontinued operations reflects the net realized gain of $9.6 million on the sale of IRG.

        As of June 30, 2002, Cobalt had federal net operating loss carry-forwards of $119.2 million available to offset future taxable income. A full valuation allowance has been established against net deferred tax assets. Cobalt had a current tax expense of $2.1 million and a deferred tax benefit of $1.0 million for the three months ended June 30, 2002 on continuing operations. The Company recorded an insignificant amount of income tax expense for the three and six months ended June 30, 2001. For the six months ended June 30, 2002, Cobalt recorded current tax expense of $2.3 million and an insignificant amount of deferred tax expense.

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

        Cobalt's operating cash flow improved during the six months ended June 30, 2002, in comparison with the six months ended June 30, 2001. Cash provided by continuing operations improved to $1.7 million from $7.4 million in cash used by continuing operations for the six months ended June 30, 2001. This reflects improved operating results in all four of the Company's reportable business segments and a reduction of premium and other operating receivables. Cash provided by investing activities for the six months ended June 30, 2002 includes proceeds of $68.4 million from the sale of

4.4 million shares of AMSG common stock (see Note F) and $17.0 million in cash proceeds received from the sale of IRG (see Note B).

        To meet periodic cash flow requirements, Cobalt makes borrowings under its bank LOC. The LOC is with a commercial bank and has an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.5%, adjusted monthly with interest payments due monthly. The LOC permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company, up to $20.0 million. Cobalt's outstanding LOC balance was $1.0 million as of June 30, 2002 compared to $7.9 million as of December 31, 2001. The outstanding LOC balance as of June 30, 2001 was $14.1 million. The LOC terminates, and all borrowings then outstanding are due, on December 31, 2002.

        In addition, the Company has a term note for the corporate holding company with a commercial bank for $7.5 million originated on December 31, 2001. The term note has a rate of interest equal to LIBOR plus 1.5%, with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003.

        Interest expense on the bank LOC and the term note discussed above totaled $0.1 million for the three months ended June 30, 2002 and $0.2 million for the three months ended June 30, 2001.

        On August 7, 2002, Cobalt entered into a three year revolving credit arrangement with M&I Marshall & Ilsley Bank ("M&I"). This agreement provides up to $30.0 million of available credit to Cobalt with the availability declining by $5.0 million after one year and an additional $10.0 million after two years. The revolving credit facility bears interest at a rate of LIBOR plus 1.50% to 2.50% depending upon the timing and amount of borrowings. (See Note M.)

        The BlueCross BlueShield Association (the "Association") requires BCBSUW and CompcareBlue to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association. BCBSUW and CompcareBlue maintained these required levels as of June 30, 2002.

        Cobalt's investment portfolio consists primarily of investment-grade and high-yield bonds, bond-related mutual funds and government securities and has a limited exposure to equity securities. At June 30, 2002, $269.1 million or 84.4% of Cobalt's total investment portfolio was invested in bonds, bond-related mutual funds and government securities compared with $188.6 million or 97.9% at June 30, 2001. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa3" at June 30, 2002 and "Aa2" at June 30, 2001. At June 30, 2002, $306.3 million or 96.1% of Cobalt's total investment portfolio was classified as available-for-sale, compared with $181.5 million or 94.3% as of June 30, 2001. The market value of the total investment portfolio, which includes stocks and bonds, was greater than amortized cost by $23.4 million at June 30, 2002 and less than amortized cost by $1.1 million at June 30, 2001. The significant increase in the excess of the market value of the total investment portfolio over amortized cost as of June 30, 2002 reflects the recording of the investment in AMSG at market value within the available-for-sale investments classification due to the reduction in the Company's ownership percentage below 20% as discussed above (see Note F). As of June 30, 2002, the market value of the AMSG investment exceeds the amortized cost (which is based on the historical accounting under the equity method) by $20.4 million. Unrealized holding gains and losses on bonds classified as available-for-sale are included as a component of surplus, net of applicable deferred taxes. Cobalt has no investments in mortgage loans, no non-publicly traded securities (except for investments related to its affiliates), real estate held for investment or financial derivatives (except for principal-only strips of U.S. Government securities and convertible securities).

        Cobalt has an outstanding LOC in the amount of $15.0 million as of June 30, 2002 available to Health Professionals of Wisconsin, Inc. The receivable balance was $3.0 million and $4.6 million as of June 30, 2002 and June 30, 2001, respectively. Interest on the LOC is calculated using the prime rate.

        Cobalt has a note receivable from APS for $10.0 million which originated on March 29, 2002 related to the sale of IRG. The note bears an interest rate of prime plus 3.5% and has a term of three years.

        As of September 11, 1998, UWS entered into a $70.0 million note obligation due to BCBSUW in connection with the spin-off in 1998 of AMSG's managed care companies and specialty business. Cobalt pledged the common stock of its CompcareBlue subsidiary as collateral for the note obligation. Interest was payable quarterly at a rate equal to 9.75% and 8.06% as of December 31, 2001 and 2000, respectively. The original maturity date of the principal balance was extended from April 30, 2001 to January 1, 2002. The maturity date was subsequently extended to February 15, 2002 at an interest rate of 7.38%. The note was amended and the maturity date was extended to January 2, 2003 at an interest rate of 7.38% on February 14, 2002. Extensions of this note are subject to the prior approval of the OCI. This note is included by BCBSUW in determining its statutory capital and surplus. Effective with the Combination, for purposes of Cobalt's GAAP financial statements, the principal amount of this note, together with all related interest expenses, are eliminated in consolidations.

        In 2001, Cobalt entered into an engagement letter with an investment bank to provide advisory services in connection with potential financial transactions. Cobalt terminated this relationship in March 2002. The engagement letter provided that Cobalt pay a fee in respect of a transaction effected within twelve months of termination (or later if an agreement regarding the transaction was entered into within twelve months after termination) equal to the greater of $3.5 million or a percentage of the transaction value (as defined). This fee obligation could be claimed to extend to one or more of Cobalt's asset dispositions effected in 2002, and to subsequent transactions. No such claim has been made, and Cobalt would dispute any claim, should one be made.

        Under the OCI order issued in connection with the Combination, Cobalt is required to obtain the approval of the OCI prior to any issuance of its common stock. This approval is required until the OCI determines that its oversight is no longer necessary to protect the Foundation against improper dilution of its equity interest.

Statutory Capital

        Cobalt is required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners ("NAIC") Risk Based Capital ("RBC") requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon a percentage of underwritten premiums, with the applicable percentage determined by line of business. In addition to statutory capital requirements, Cobalt, BCBSUW and CompcareBlue are required to maintain certain levels as determined by the Association. Cobalt, BCBSUW and CompcareBlue are in compliance with these requirements as of June 30, 2002.

        Included in the statutory capital of certain insurance subsidiaries of Cobalt are particular interests in, or obligations of, affiliates. United Wisconsin Insurance Company ("UWIC"), a wholly-owned subsidiary of CompcareBlue, carries as an admitted asset an intracompany secured note from Cobalt in the amount of $22.7 million payable by October 1, 2002.

Management's Plan

        Operating losses incurred during 1999 through 2001 reduced the statutory surplus of Cobalt's insurance subsidiaries. Despite these operating losses and the implementation of changes in statutory accounting ("Codification") effective January 1, 2001, the Company complied with minimum capital and liquidity requirements of the OCI and the Association, during 2001, 2000 and 1999. The Company maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intracompany debt obligations with the common stock of affiliated entities. Following a review by the OCI of these intracompany transactions, Cobalt agreed with the OCI as to how these transactions should be treated for surplus and capital calculations. In addition, at the request of the OCI, the Company prepared a capital plan to satisfy these intracompany obligations and strengthen the Company's capital to assure that the Company's insurance subsidiaries continue to satisfy the minimum capital and liquidity requirements of the OCI and the Association.

        The outstanding common stock of CompcareBlue, Unity Health Plans Insurance Corporation ("Unity"), Valley Health Plan Inc. ("Valley") and United Heartland, Inc. ("UHI") currently provide the collateral for approximately $93.0 million borrowed by Cobalt from BCBSUW and UWIC. These intracompany balances have been eliminated in the accompanying consolidated balance sheets. However, the intracompany balances continue to be an obligation of Cobalt to BCBSUW ($70.0 million) and UWIC ($22.7 million) in the statutory-basis financial statements of BCBSUW and UWIC. Cobalt is obligated by the terms of the debt instruments and by the OCI to repay BCBSUW by January 2, 2003 and UWIC by October 1, 2002. Alternatively, the Company could transfer the pledged collateral to BCBSUW and UWIC to satisfy the legal obligations, but that would not assist BCBSUW in complying with minimum capital and liquidity requirements, since the minimum capital calculations for investments in subsidiaries generate a greater capital requirement than for cash, marketable securities or affiliated receivables.

        The capital plan, which management has provided to and discussed with the OCI and the Association and which Cobalt is currently implementing, included the following action steps to maintain required capital and liquidity levels:

  •
  Sell certain non-regulated subsidiaries owned by the Company for cash and/or notes prior to October 1, 2002. On March 29, 2002, the Company sold its behavioral health and medical management subsidiary, IRG, for $27.0 million, of which $17.0 million was received in cash.

  •
  Reduce BCBSUW's investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002. The Company has reduced its investment in AMSG to 14.9% as of June 30, 2002, raising $68.4 million in net proceeds at BCBSUW.

  •
  Obtain debt financing at the Company's corporate holding company from one or more institutional lenders to fund holding company liquidity needs including the repayment of the collateralized intracompany debt obligations between the holding company and its regulated subsidiaries. The Company has obtained a $30.0 million revolving credit facility (see Note M).

  •
  Achieve the Company's 2002 projected core earnings, which anticipate breakeven operating results for CompcareBlue for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001. Management expects CompcareBlue's significant change in profitability to occur as a result of efforts to cancel unprofitable business and implement necessary premium increases for the remaining business. The Company achieved its first and second quarter 2002 projected core earnings, including progress toward obtaining breakeven results for CompcareBlue by the end of 2002.

        In addition, the Company has agreed with the OCI not to enter into certain intracompany transactions, including loans, guarantees, reinsurance arrangements, and other operational and financial arrangements, and the insurance subsidiaries are prohibited from paying any dividends, without the approval of the OCI. The Company has also agreed to adhere to certain practices in conducting and accounting for affiliate transactions, notably involving the lending practices previously described. The Company will not use uncollateralized, non-operating intracompany balances in complying with minimum capital and liquidity requirements. The Company has reflected the revised practices in the December 31, 2001 and the 2002 quarterly regulated subsidiary statutory-basis financial statements filed with the OCI and other regulatory agencies. The Company has also agreed not to enter into any new reinsurance arrangements with third parties without the approval of the OCI.

        As of June 30, 2002, the Company's insurance subsidiaries are in compliance with the capital requirements prescribed by the OCI. The Company expects the insurance subsidiaries to maintain compliance throughout 2002 by substantially completing the capital plan described above or transactions with an equivalent impact on the Company's position relative to minimum capital and liquidity requirements. Non-compliance with minimum capital and liquidity requirements or any of the requirements described above may subject the Company to various regulatory actions by the OCI, including, among others, revocation of the Company's licenses to sell insurance products in Wisconsin and placing the Company under state regulatory control. In addition, the Association has termination rights if the Company's subsidiary licensees' capital falls below the lowest licensure minimum capital levels established by the Association.

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

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, deferred tax assets, impairment of equity method investments, goodwill impairment, medical and other benefits payable, and litigation and tax contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        A discussion of certain accounting policies and estimates deemed by the Company to be critical to an understanding of the Company's financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

Cautionary Statement

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified because they are preceded by or include words like "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Those risks and uncertainties include rising health care costs, business conditions, impact of elimination of memberships, competition in the managed care industry, developments in health care reform and other regulatory issues. Readers are cautioned not to place undue reliance on the forward-looking statements.

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

        Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of June 30, 2002 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in fair value of Cobalt's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $8.9 million as of June 30, 2002.

PART II. OTHER INFORMATION

Cobalt Corporation

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company's Annual Meeting of Shareholders was held on May 29, 2002.

  (b)
  At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2005 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
James L. Forbes	38,170,990	1,365,004
Dr. D. Keith Ness	38,171,356	1,364,638
Dr. William C. Rupp	38,171,370	1,364,624

    The term of office of the following other Directors continued after the meeting: Richard A. Abdoo, Barry K. Allen, Thomas R. Hefty, Michael S. Joyce, Janet D. Steiger, Dr. Kenneth M. Viste, Jr.

  (c)
  Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated:

	Shares Voted
	For	Against	Withheld	Broker Non-vote
Amendment to the Equity Incentive Plan increasing the number of shares available for grant and providing for an automatic annual grant of options to non-employee directors.	35,267,602	3,140,845	9,581	1,117,966

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Indemnification Agreement, effective March 1, 2002, by and between Cobalt Corporation and United Government Services, LLC.
10.2
Novation Agreement entered into as of May 29, 2002, by and between Blue Cross and Blue Shield United of Wisconsin ("BCBSUW"), United Government Services, LLC, the BlueCross BlueShield Association and the Department of Health and Human Services.
10.3	Employment Agreement effective May 29, 2002, between Stephen E. Bablitch and Cobalt Corporation.
10.4	Employment Agreement effective May 29, 2002, between Michael E. Bernstein and Cobalt Corporation.
10.5	Amended and Restated Executive Severance Agreement for Stephen E. Bablitch.
10.6	Amended and Restated Executive Severance Agreement for Michael E. Bernstein.
10.7	Cobalt Corporation's Equity Incentive Plan as revised.
10.8	Loan Agreement by and between M&I Marshall & Ilsley Bank and Cobalt dated as of August 7, 2002.
10.9	Promissory Note, dated February 15, 2002, by and between Cobalt and BCBSUW.(1)
10.10	Pledge Agreement, dated February 15, 2002, by and between Cobalt and BCBSUW. (1)
10.11	Promissory Note, dated December 31, 2001, by and between Cobalt and United Wisconsin Insurance Company ("UWIC"). (1)
10.12	Pledge Agreement, dated December 31, 2001, by and between Cobalt and UWIC. (1)
10.13	Form of Blue Cross License Agreement, as amended, executed by Cobalt on March 23, 2001.(1)
10.14	Form of Blue Shield License Agreement, as amended, executed by Cobalt on March 23, 2001.(1)
10.15
Form of Blue Cross Controlled Affiliate License Agreement, as amended, executed by BCBSUW, Compcare Health Services Insurance Corporation ("Compcare") and United Government Services, LLC ("UGS") on March 23, 2001.(1)
10.16	Form of Blue Shield Controlled Affiliate License Agreement, as amended, executed by BCBSUW, Compcare and UGS on March 23, 2001.(1)
10.17	Wisconsin Blue Cross/Blue Shield License Addendum, dated as of March 23, 2001, by and between Cobalt and Blue Cross and Blue Shield Association.(1)
10.18	Purchase and Sale Agreement of Midelfort Health Care Plan, Inc., dated as of January 1, 1992, by and between United Wisconsin Services, Inc. ("UWS"), and Midelfort Clinic, Ltd. ("Midelfort").(1)
10.19	Amendment to Purchase and Sale Agreement, dated as of December 31, 1996, by and between UWS and Midelfort.(1)
10.20	Second Amendment to Purchase and Sale Agreement, dated as of January 1, 2000, by and between UWS and Midelfort.(1)

10.21	Agreement to Reimburse, dated September 10, 1996, by and between BCBSUW and UWS.(1)
10.22	Revolving Credit Agreement, dated June 20, 1997, by and among Health Professionals of Wisconsin, Inc., University Community Clinics and BCBSUW.(1)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

              (i)  Form 8-K filed on July 9, 2002, reporting revised earnings outlook for 2002 and earnings outlook for 2003.

            (ii)  Form 8-K/A filed on May 28, 2002, amending Item 7 of the Form 8-K filed on April 2, 2002, to provide required pro forma financial information.

(1)
Incorporated by reference to Cobalt's Registration Statement on Form S-3 (Reg. No. 333-90866).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2002	COBALT CORPORATION
	By:	/s/ GAIL L. HANSON Gail L. Hanson Senior Vice President, Treasurer and Chief Financial Officer

QuickLinks

COBALT CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Period Ended June 30, 2002
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
COBALT CORPORATION CONSOLIDATED BALANCE SHEETS
COBALT CORPORATION CONSOLIDATED BALANCE SHEETS
COBALT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COBALT CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
COBALT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COBALT CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PRO FORMA COBALT STATEMENT OF OPERATIONS
COBALT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE