Form 10-Q
period 2002-09-30
COBALT CORP
filed 2002-11-13
CIK 1062780

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended September 30, 2002

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

        Common stock outstanding as of October 31, 2002 was 41,522,369

COBALT CORPORATION

INDEX TO
QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2002

PART I
Item 1. Financial Statements and Supplementary Data	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II
Other Information	31
Signature Page	32
Certifications	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2002	December 31, 2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,179	$51,669
Investments—available-for-sale, at fair value	347,121	180,692
Due from affiliates	6,417	5,091
Premium receivables	37,374	33,486
Due from clinics and providers	4,219	11,922
Other receivables	52,177	49,138
Prepaid expenses and other current assets	30,488	30,150

Total current assets	540,975	362,148
Noncurrent assets:
Investments—held-to-maturity, at amortized cost	12,688	11,007
Investments in affiliates, net	471	79,466
Property and equipment, net	30,526	31,411
Goodwill, net	91,295	92,066
Prepaid pension	58,557	53,837
Deferred income taxes	37,868	29,385
Other noncurrent assets	74,424	48,685
Assets from discontinued operations	—	19,317

Total assets	$846,804	$727,322

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2002	December 31, 2001
	(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Medical and other benefits payable	$195,929	$220,038
Advance premiums	100,569	88,495
Due to affiliates	35	59
Payables and accrued expenses	71,226	49,582
Short-term debt	3,425	12,369
Other current liabilities	42,707	29,521

Total current liabilities	413,891	400,064
Noncurrent liabilities:
Other benefits payable	53,734	47,282
Deferred income taxes	34,505	29,259
Postretirement benefits other than pension	17,930	18,005
Long-term debt	25,000	3,000
Other noncurrent liabilities	16,480	16,421
Liabilities from discontinued operations	—	5,069

Total liabilities	561,540	519,100
Shareholders' equity (Note K):
Preferred stock	—	—
Common stock	259,309	249,566
Retained earnings (deficit)	18,291	(41,979)
Accumulated other comprehensive income	7,664	635

Total shareholders' equity	285,264	208,222

Total liabilities and shareholders' equity	$846,804	$727,322

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Revenues:
Health services revenue:
Premium	$344,737	$369,726	$1,021,832	$886,631
Government contract fees	28,375	32,817	85,155	88,827
Other	12,579	10,830	35,993	30,073
Investment results	4,701	3,466	11,263	9,020

Total revenues	390,392	416,839	1,154,243	1,014,551
Expenses:
Medical and other benefits	293,805	332,723	876,971	793,913
Selling, general, administrative and other	81,012	83,065	238,461	219,115
Interest	116	234	359	441
Amortization of goodwill	—	1,530	—	3,231

Total expenses	374,933	417,552	1,115,791	1,016,700

Operating income (loss) from continuing operations	15,459	(713)	38,452	(2,149)
Income from investment in affiliates, net of tax	3	1,581	15,320	388

Pretax income (loss) from continuing operations	15,462	868	53,772	(1,761)
Income tax expense	1,574	175	3,878	193

Income (loss) from continuing operations	13,888	693	49,894	(1,954)
Income from discontinued operations:
Income (loss) from discontinued operations, net of tax	(130)	364	(680)	499
Gain (loss) on sale of discontinued operations, net of tax	(41)	—	9,618	—

Net income (loss)	$13,717	$1,057	$58,832	$(1,455)

Earnings (loss) per share (EPS):
Basic EPS from continuing operations	$0.34	$0.02	$1.22	$(0.05)
Basic EPS from discontinued operations	(0.01)	0.01	0.22	0.01

Total basic EPS	$0.33	$0.03	$1.44	$(0.04)

Diluted EPS from continuing operations	$0.33	$0.02	$1.19	$(0.05)
Diluted EPS from discontinued operations	(0.01)	0.01	0.21	0.01

Total diluted EPS	$0.32	$0.03	$1.40	$(0.04)

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 2000	—	$—	$170,907	$(1,964)	$168,943
Capitalization of Wisconsin United for Health Foundation, Inc.	31,313,390	192,577	(192,577)	—	—
Issuance of common stock—acquisition	9,096,303	55,938	—	—	55,938
Issuance of common stock—options	11,250	51	—	—	51
Issuance of common stock—401(k)	172,100	1,000	—	—	1,000
Adjustments as a result of purchase accounting	—	—	82	—	82
Change in ownership of affiliates	—	—	1,320	—	1,320
Conversion of SAR's to options	—	—	594	—	594
Comprehensive loss:
Net loss	—	—	(22,305)	—	(22,305)
Change in unrealized gains/losses on investments, net of tax	—	—	—	2,599	2,599

Comprehensive loss					(19,706)

Balance at December 31, 2001	40,593,043	$249,566	$(41,979)	$635	$208,222
Issuance of common stock—options	845,946	9,293	—	—	9,293
Issuance of common stock—401(k)	64,880	450	—	—	450
Change in ownership of affiliates	—	—	1,304	—	1,304
Compensation expense—stock options	—	—	134	—	134
Comprehensive income:
Net income	—	—	58,832	—	58,832
Change in unrealized gains/losses on investments, net of tax	—	—	—	7,029	7,029

Comprehensive income					65,861

Balance at September 30, 2002	41,503,869	$259,309	$18,291	$7,664	$285,264

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2002	2001
	(In thousands)
Operating activities:
Income (loss) from continuing operations	$49,894	$(1,954)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,745	12,398
Income from investment in affiliates, net of tax	(15,320)	(388)
Realized investment gains, net	(207)	(380)
Deferred income taxes	(3,715)	199
Changes in operating accounts, net of discontinued operations, acquisitions and conversion/combination related activity:
Premium receivables	(3,888)	8,142
Other receivables	(2,061)	(7,187)
Due from clinics and providers	7,703	5,064
Medical and other benefits payable	(17,657)	(6,183)
Advance premiums	12,074	76
Due to/from affiliates, net	(1,350)	(10,305)
Other, net	(1,154)	410

Net cash provided by (used in) continuing operations	33,064	(108)
Investing activities:
Acquisitions and Combination activity	—	48,242
Proceeds from sale of investment in affiliate	68,436	—
Proceeds from sale of discontinued operations	17,000	—
Purchases of available-for-sale investments	(180,983)	(95,787)
Purchases of held-to-maturity investments	(5,546)	(1,300)
Proceeds from maturity of held-to-maturity investments	3,755	250
Proceeds from sale and maturity of available-for-sale investments	63,119	84,690
Additions to property and equipment, net	(7,860)	(3,427)
Dividends from affiliate	552	—

Net cash provided by (used in) investing activities	(41,527)	32,668
Financing activities:
Proceeds from issuance of common stock	6,568	480
Net borrowings of debt	13,056	3,181

Net cash provided by financing activities	19,624	3,661
Discontinued Operations:
Cash flows from discontinued operations	349	46

Net cash provided by discontinued operations	349	46
Cash and cash equivalents:
Increase during the period	11,510	36,267
Balance at beginning of year	51,669	1,305

Balance at end of period	$63,179	$37,572

See Notes to Interim Consolidated Financial Statements.

COBALT CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and footnotes thereto included in the Cobalt Corporation ("Cobalt" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission ("SEC").

        Cobalt (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). On that date, BCBSUW converted from a service insurance corporation to a stockholder owned corporation. Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through the combination of the two companies. At the time of conversion and the Combination, BCBSUW owned approximately 46.6% of UWS' outstanding common stock. In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings and investment in Cobalt.

        The Combination was accounted for as a purchase by BCBSUW of the remaining 9,096,303 shares of UWS that it did not already own at a market price of $6.15 per share on the closing date. In accordance with GAAP, goodwill was recorded representing the excess of the market price over the adjusted book value of UWS for the 53.4% of UWS that BCBSUW did not already own. For reporting purposes, the Combination is treated as a reverse purchase transaction, whereby BCBSUW becomes the acquirer and reporting entity for public company reporting. The consolidated statements of operations, cash flows, and changes in shareholders' equity and comprehensive income (loss) for the three and nine month periods ended September 30, 2002 reflect the operations of the combined UWS and BCBSUW entities. Results for the three month period ended March 31, 2001, which are reflected in the consolidated financial statements for the nine months ended September 30, 2001, include only the operations of BCBSUW and its wholly-owned subsidiary, Government Health Services, LLC ("GHS") and minority interest in UWS and American Medical Security Group, Inc. ("AMSG"). GHS is a holding company that was recently formed to hold United Government Services, LLC ("UGS") and Trust Solutions, LLC ("TS"). TS provides program integrity, consulting and safeguard services in connection with publicly funded health programs. Results for the six month period ended September 30, 2001, included in the consolidated financial statements for the nine months ended September 30, 2001, reflect the operations of the combined UWS and BCBSUW entities. For purposes of calculating earnings per common share ("EPS") of the Company, the 7,949,904 shares of Cobalt common stock owned by BCBSUW are accounted for as treasury stock. The pro forma statement of operations for the nine months ended September 30, 2001 for Cobalt presented in Note E includes the operations of the former UWS and BCBSUW with elimination of intracompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the transaction was completed at the beginning of the reporting period.

        Continuing operations in the consolidated financial statements subsequent to the Combination include the accounts of the Company's majority owned insurance subsidiaries (BCBSUW, Compcare Health Services Insurance Corporation ("CompcareBlue"), Unity Health Plans Insurance Corporation ("Unity"), Valley Health Plan, Inc. ("Valley"), United Wisconsin Insurance Company ("UWIC"), and United Heartland Life Insurance Company ("UHLIC")) and other non-insurance subsidiaries (GHS, Meridian Resource Company, LLC ("MRC"), Comprehensive Receivables Group, Inc. ("CRG"), United Wisconsin Proservices, Inc. ("Proservices"), United Heartland, Inc. ("UHI") and C.C. Holdings, LLC ("CC Holdings")). All intracompany transactions after March 31, 2001 have been eliminated in consolidation.

Note B. Management's Plan

        In order to assure the Company's regulated insurance subsidiaries continue to satisfy minimum capital and liquidity requirements, the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") requested, management developed and the Cobalt Board of Directors approved a capital plan at the end of 2001 to improve the Company's position relative to minimum capital and liquidity requirements. In October 2002, the Company received approval from the OCI and satisfied the $70.0 million obligation due BCBSUW from Cobalt. The debt obligation under the note was satisfied in full through the transfer of all of the common stock of CompcareBlue. With this transaction, the Company has substantially completed all aspects of the capital plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on the capital plan.

Note C. Discontinued Operations

        On March 29, 2002, Cobalt sold 100% of the membership interest of its subsidiary, Innovative Resource Group, LLC ("IRG") to APS Healthcare Bethesda, Inc. ("APS"), for $27.0 million ($17.0 million in cash and $10.0 million in a three-year note. The $10.0 million note was discounted to $8.5 million to yield 16% per year). IRG was one of Cobalt's specialty companies, which provided behavioral health and medical management services. Accordingly, IRG is accounted for as a discontinued operation for all periods presented. The purchase agreement also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on revenues generated from Cobalt and affiliated entities in future years. Under the agreement, certain subsidiaries of Cobalt entered into seven-year service agreements for the provision of services by IRG.

        The net gain on disposition of discontinued operations was $8.9 million, which includes a realized gain on the sale of $9.6 million, offset by a $0.7 million loss on IRG's operations for the nine months ended September 30, 2002. The realized gain on the sale as of September 30, 2002 reflects additional tax expense of $0.2 million recorded during the third quarter of 2002. The net gain on the sale could be adjusted further, based on any payments made in future periods in accordance with the purchase and sale agreement. Income from discontinued operations amounted to $0.4 million and $0.5 million for the three and nine month periods ended September 30, 2001, respectively. This reflects activity for the second and third quarters of 2001 only, since IRG was not considered part of Cobalt for financial reporting purposes prior to the Combination.

Note D. Net Income (Loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator (in thousands):
Net income (loss)	$13,717	$1,057	$58,832	$(1,455)

Denominator:
Denominator for basic EPS—Weighted average shares	41,272,729	40,438,098	40,940,305	37,722,313
Effect of dilutive securities—Employee stock options	1,352,574	220,200	1,150,736	—

Denominator for diluted EPS	42,625,303	40,658,298	42,091,041	37,722,313

Earnings (loss) per common share:
Basic	$0.33	$0.03	$1.44	$(0.04)
Diluted	$0.32	$0.03	$1.40	$(0.04)

        Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the effect of dilutive securities for stock options where the exercise price was less than the average market price of the outstanding common shares for the period. When Cobalt reports a net loss, potentially dilutive securities are not included in the calculation of EPS because their inclusion would have an antidilutive effect. EPS for the nine months ended September 30, 2001 was calculated based on 37,722,313 shares outstanding, which assumes that the 31,313,390 newly issued shares to the Foundation were outstanding for the entire three months ended March 31, 2001.

Note E. Pro Forma Financial Information

        The following September 30, 2001 pro forma statement of operations for Cobalt includes the operations of UWS and BCBSUW with elimination of intracompany transactions, the recording of purchase accounting adjustments and the amortization of goodwill calculated as if the Combination had been completed at the beginning of the reporting period.

PRO FORMA COBALT STATEMENT OF OPERATIONS

Nine months ended September 30, 2001
(In thousands)
Revenues:
Health services revenue:
Premium	$1,103,478
Government contract fees	88,827
Other	34,708
Investment results	10,439

Total revenues	1,237,452
Expenses:
Medical and other benefits	985,880
Selling, general, administrative and other	247,522
Interest	624
Amortization of goodwill	4,565

Total expenses	1,238,591

Operating loss from continuing operations	(1,139)
Loss from investment in affiliates, net of tax	(46)

Pre-tax loss from continuing operations	(1,185)
Income tax expense	490

Loss from continuing operations	(1,675)
Income from discontinued operations, net of tax	670

Net loss	$(1,005)

Earnings (loss) per share:
Diluted EPS from continuing operations	$(0.04)
Diluted EPS from discontinued operations	0.01

Total diluted EPS	$(0.03)

Weighted average shares outstanding:
Basic and diluted	40,422,017

Note F. Investments

        Investments classified as available-for-sale at September 30, 2002 include convertible debentures and convertible preferred stock with a cost of approximately $12.4 million. No convertible securities were held at December 31, 2001. The convertible securities are considered hybrid instruments, and the Company separately accounts for the derivatives embedded therein. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," the embedded derivatives are reflected in the balance sheet at fair value, and changes in fair value are recognized currently in investment results. The fair value of the embedded derivatives was approximately $1.3 million at September 30, 2002. Investment results for both the three and nine months ended September 30, 2002 includes a gain of approximately $0.2 million from the fair value adjustment relating to the embedded derivatives.

        Investment results for both the three and nine months ended September 30, 2002 includes realized losses of approximately $0.9 million representing declines in the market value of certain corporate debentures that management determined to be other than temporary.

Note G. Investment in AMSG

        During the third quarter of 2002, the Company sold 207,900 shares of common stock of AMSG, realizing net proceeds of $3.1 million. On June 4, 2002, the Company sold 3,001,500 shares of common stock of AMSG in an underwritten public offering, realizing net proceeds of $50.3 million. These sales followed a March 22, 2002 repurchase by AMSG from the Company of 1,400,000 shares of AMSG common stock, for which net proceeds amounted to $18.1 million. As a result of these transactions, the Company's ownership in AMSG decreased from 45.1% as of December 31, 2001 to 13.2% as of September 30, 2002. Because the ownership percentage decreased below 20% and the Company no longer has the ability to exercise significant influence over AMSG, the AMSG results subsequent to May 31, 2002 are no longer reported under the equity method of accounting in the Company's statement of operations and the investment in AMSG common stock has been reclassified from investment in affiliates to investments available-for-sale at fair value in the Company's consolidated balance sheets subsequent to that date. The remaining shares of AMSG common stock have a fair market value of $24.0 million ($14.14 per share) as of September 30, 2002, and the unrealized investment gain of $1.5 million at that date is included, net of tax, in accumulated other comprehensive income in shareholders' equity.

        The following information was extracted from the unaudited condensed consolidated statements of operations accompanying the AMSG (NYSE: AMZ) press release dated October 30, 2002. The periods presented include the periods during which Cobalt recorded its investment in AMSG under the equity method of accounting.

	Three months ended September 30,	Nine months ended September 30,
	2001	2002(1)	2001
	(In thousands)
Premium revenue	$204,399	$572,323	$640,514
Medical and other benefits	144,000	385,690	466,754
Underwriting gain	60,399	186,633	173,760
Net income (loss)	3,504	(43,689)	(170)

(1)
Net income for the five months ended May 31, 2002 amounted to $9.1 million.

Note H. Property and Equipment

        During the third quarter of 2002, the Company recorded a non-cash pre-tax charge of $0.6 million to reduce the carrying amount of certain computer software costs. This charge is included in selling, general, administrative and other expense in the accompanying consolidated statements of operations and is recorded in the insured and specialty products and services segments. These costs were associated with certain capitalized software written off by the Company where the carrying value exceeded the value of the functionality.

Note I. Debt

        On August 7, 2002, Cobalt entered into a three-year revolving credit arrangement with M&I Marshall & Ilsley Bank ("M&I revolver"). This arrangement provides for borrowings up to $30.0 million by Cobalt with the availability declining to $25.0 million after one year and to

$15.0 million after two years. The M&I revolver is collateralized by the common stock of BCBSUW. The M&I revolver bears interest at a rate of LIBOR plus 1.5% to 2.5% depending upon the timing and amount of borrowings. A commitment fee of 3/8% annually is payable quarterly on the unused portion of the M&I revolver.

        As of September 30, 2002, the outstanding balance on the M&I revolver is $28.0 million at an interest rate of 4.3%. Funds drawn during the third quarter of 2002 were used by Cobalt to repay certain intracompany balances and to repay the $6.0 million remaining balance on a term business note ("term note") with a commercial bank.

        Debt covenants under the M&I revolver include compliance with a minimum tangible net worth, minimum debt-service/liquidity ratio and risk-based capital requirements on a quarterly basis. As of September 30, 2002, Cobalt is in compliance with all of the covenants included in the M&I revolver.

Note J. Comprehensive Income (Loss)

        A reconciliation from net income (loss) reported in the consolidated statements of operations to comprehensive income (loss) is stated below:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net income (loss) per consolidated statements of operations	$13,717	$1,057	$58,832	$(1,455)
Change in unrealized gains/losses on investments, net of taxes	(14,387)	7,572	7,029	7,884

Comprehensive income (loss)	$(670)	$8,629	$65,861	$6,429

Note K. Shareholders' Equity

        The common stock of Cobalt has no par or stated value. The authorized, issued and outstanding shares of common stock are as follows:

	September 30, 2002	December 31, 2001
Number of shares:
Authorized	75,000,000	75,000,000
Issued (includes 7,949,904 subsidiary owned shares, see Note A)	49,453,773	48,542,947
Outstanding	41,503,869	40,593,043

        In addition, the Company has 1,000,000 authorized shares of no par value preferred stock, although no shares have been issued to date.

Note L. Segment Reporting

        The Company has four reportable business segments: insured medical products, specialty managed care products and services (previously reported as two separate segments, specialty risk and specialty service), government services and self-funded products. Insured medical products include: full coverage, copayment, preferred provider organization, Medicare supplement, interim coverage, health maintenance organization ("HMO") and point of service products sold primarily in Wisconsin. The specialty managed care products and services segment includes dental, life, disability and workers' compensation products, along with electronic claim submission services, subrogation and hospital bill audit services and receivables management services. The specialty managed care products and services are sold throughout the United States. The self-funded products consist of administrative services and access to Cobalt's extensive provider networks and the BlueCard program. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the State of Wisconsin.

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

        Financial data from continuing operations by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Health services revenue:
Insured medical products	$311,386	$336,935	$922,658	$814,253
Specialty managed care products and services	46,504	45,065	137,266	97,624
Government services	28,375	32,817	85,155	88,827
Self-funded products	7,967	6,431	22,957	21,136
Other continuing operations	(8,541)	(7,875)	(25,056)	(16,309)

Total consolidated	$385,691	$413,373	$1,142,980	$1,005,531

Investment results:
Insured medical products	$4,388	$3,851	$11,280	$9,525
Specialty managed care products and services	1,585	1,706	4,478	3,385
Government services	144	133	410	406
Self-funded products	6	7	19	47
Other continuing operations	(1,422)	(2,231)	(4,924)	(4,343)

Total consolidated	$4,701	$3,466	$11,263	$9,020

Pre-tax income (loss):
Insured medical products	$11,337	$447	$26,567	$4,439
Specialty managed care products and services	3,326	2,995	8,703	5,623
Government services	409	366	1,679	966
Self-funded products	1,212	(847)	2,212	(3,284)
Other continuing operations:
Corporate holding company	(825)	(3,674)	(709)	(9,893)
Income (loss) from investment in affiliates, net of tax	3	1,581	15,320	388

Total consolidated	$15,462	$868	$53,772	$(1,761)

	September 30, 2002	December 31, 2001
	(In thousands)
Total assets:
Insured medical products	$694,198	$521,249
Specialty managed care products and services	103,315	69,556
Government services	31,547	26,843
Self-funded products	17,273	10,891
Other continuing operations	471	79,466

Total consolidated	$846,804	$708,005

        Total assets (excluding government services assets and investment in affiliates) are allocated by segment based on the percentage of revenue for the nine months ended September 30, 2002 and pro forma revenues for the year ended December 31, 2001. Investment in affiliates, which are accounted for using the equity method, are classified in other continuing operations. The decrease in other continuing operations assets since December 31, 2001 is due to the reduction in the investment in AMSG (see Note G). Reclassifications have been made to the previously disclosed information to conform with the reporting of discontinued operations.

        Transactions with other operating segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Health services revenue:
Insured medical products	$(2,681)	$(3,080)	$(8,100)	$(7,004)
Specialty managed care products and services	(5,804)	(4,795)	(16,791)	(9,305)
Self-funded products	(56)	—	(165)	—
Investment results:
Insured medical products	(1,330)	(2,043)	(4,416)	(3,821)
Specialty managed care products and services	(151)	(215)	(542)	(455)
Other continuing operations	(1)	(4)	(5)	(7)

Note M. Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new statement, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the standard. As of June 30, 2002, management completed the Company's initial annual impairment test in accordance with SFAS No. 142 and determined that no impairment of goodwill existed at that date. In addition, due to the Company's reduction of its investment in AMSG (see Note G) below 20%, no additional writedowns related to impairment charges recorded by AMSG were required. Total goodwill amortization on continuing operations was $3.2 million for the nine months ended September 30, 2001. On a pro forma basis (as if the Combination occurred at the beginning of the reporting period), goodwill amortization of $4.6 million would have been recorded for the nine months ended September 30, 2001.

        The following table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of adopting SFAS No. 142:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(In thousands, except per share data)
Reported net income (loss)	$1,057	$(1,455)
Add back: Goodwill amortization	1,530	3,231

Adjusted net income	$2,587	$1,776

Diluted earnings (loss) per common share:
Reported EPS	$0.03	$(0.04)
Goodwill amortization	0.03	0.09

Adjusted EPS	$0.06	$0.05

        On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement modifies existing guidance governing the accounting for dispositions of company assets as discontinued operations in the accompanying consolidated financial statements. Refer to Note C for Discontinued Operations of the Company.

        In June of 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company intends to adopt the provisions of SFAS No. 146 for all exit or disposal activities that are initiated after December 31, 2002 in accordance with this statement.

Note N. Commitments and Contingencies

        On June 20, 2002, the Company filed a registration statement with the SEC covering the potential sale of 2.5 million newly issued shares of Cobalt common stock by the Company and 5.0 million issued and outstanding shares of Cobalt common stock by the Foundation. The Company filed an amendment to the registration statement on July 9, 2002. In conjunction with this offering, the Company is responsible for legal and accounting fees, printing and other out-of-pocket costs for all shares offered. Costs have been capitalized as incurred. Capitalized costs would be offset against offering proceeds. On August 8, 2002, the Company withdrew its offering due to unfavorable market conditions. If the Company is unable to complete an offering of primary shares during 2002, it will be required to expense offering costs of approximately $1.0 million.

        In 2001, Cobalt entered into an engagement letter with an investment bank to provide advisory services in connection with potential financial transactions. This agreement was terminated in March 2002. The engagement letter provided that Cobalt pay a fee in respect of a transaction effected within twelve months of termination equal to $3.5 million or a percentage of the transaction value (as defined). This fee obligation could be claimed to extend to one of more of our asset dispositions effected in 2002, a stock offering and to subsequent transactions. No such claim has been made, and the Company would dispute any claim, should one be made.

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes administrative provisions imposing significant new requirements relating to maintaining the privacy of medical information ("Privacy"), establishing uniform health care provider and employer identifiers, requiring use of standardized transaction formats ("Transactions") and seeking protections for confidentiality and security of patient data ("Security"). While the implementation deadlines for Privacy and Transactions will occur in 2003, there is no implementation deadline for Security at this time because there have been no final Security regulations issued. The law is far-reaching and complex, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Compliance with HIPAA could require us to make significant changes to our operations and failure to comply could subject us to civil and criminal penalties. The costs of complying with HIPAA are likely to be substantial.

Note O. Reclassifications

        Certain reclassifications have been made to the interim consolidated financial statements for 2001 to conform with the 2002 presentation, specifically regarding discontinued operations.

Note P. Subsequent Events

        On October 28, 2002, Cobalt announced that it intends to assist the Foundation in satisfying its contractual divestiture obligations by filing a shelf registration statement with the SEC covering 6.5 million shares of Company stock owned by the Foundation as soon as practicable. In addition, the Company announced plans to include 0.5 million primary shares of Cobalt common stock in the shelf registration. A shelf registration will permit the Foundation to sell its Cobalt shares from time to time through underwritten offerings, negotiated block transactions or other means. The Foundation has advised the Company that it has no specific immediate plans to sell its shares, but that it intends to monitor market conditions after the effectiveness of the registration statement and to sell stock opportunistically.

        On October 28, 2002, the Company announced that Thomas R. Hefty will step down as Chairman and CEO on December 1, 2002, and will retire two months thereafter. Consistent with past practices in similar situations, the Management Review Committee of the Board of Directors approved the accelerated vesting of Mr. Hefty's stock options upon his retirement. As a result, Cobalt will record an expense for the accelerated vesting in accordance with Accounting Principles Board Opinion No. 25 in the amount of 36,875 option shares multiplied by the difference between quoted market value and the exercise price of $4.31 per share.

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

        Cobalt is the leading managed care company in Wisconsin, offering a broad portfolio of managed care and insurance products to employers, individuals and government entities. Cobalt has an exclusive license to utilize the Blue Cross and Blue Shield service marks in Wisconsin, giving Cobalt a unique position in that market. As of September 30, 2002, Cobalt serviced 596,139 lives in the health insurance operations and 338,825 lives in the dental insurance programs.

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

        Cobalt offers a variety of specialty managed care products, including dental, life and disability insurance. Cobalt is one of the largest providers of dental HMO and dental indemnity coverage in Wisconsin. Cobalt also offers workers' compensation insurance and a variety of specialty managed care services, including cost containment, health care electronic data interchange and receivables management services. These specialty managed care products and services are designed to complement Cobalt's customers' employee benefit packages. Cobalt also processes Medicare claims as a Medicare Part A fiscal intermediary and a Regional Home Health intermediary for providers in numerous states and several U.S. territories and as a national intermediary for the Federally Qualified Health Centers in all 50 states.

        Cobalt markets its medical and dental products through a salaried sales force located throughout Wisconsin, as well as through independent agents and brokers, and directly to customers via the internet. By integrating the marketing of Cobalt's medical products, Cobalt is able to offer a broad range of product choices to health care consumers. Cobalt sells its specialty managed care products and services to employer groups and providers, principally in Wisconsin, through a variety of distribution channels.

        In the discussion to follow, the number of "members" is equivalent to the number of persons covered by contracts in force as of the indicated date.

Summary of Membership and Ratios

	As of September 30,
	2002	2001
Membership:
Insured medical products	460,901	540,324
Specialty managed care products and services	556,982	593,967
Self-funded products(1):
Medical	135,238	130,449
Dental	35,000	37,199

Total membership	1,188,121	1,301,939

Workers' Compensation—Policies in force	830	720
Membership (as a percentage of the total):
Insured medical products	38.8%	41.5%
Specialty managed care products and services	46.9	45.6
Self-funded products:
Medical	11.4	10.0
Dental	2.9	2.9

Total membership	100.0%	100.0%

(1)
Does not include member equivalents relating to individuals who access medical care under the BlueCard program.

Summary of Operating Results and Ratios

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001(1)
		(In thousands, except ratios)
Revenues:
Insured medical products	$311,386	$336,935	$922,658	$814,253
Specialty managed care products and services	46,504	45,065	137,266	97,624
Government services	28,375	32,817	85,155	88,827
Self-funded products	7,967	6,431	22,957	21,136
Other operations(2)	(8,541)	(7,875)	(25,056)	(16,309)

Total health services revenue	385,691	413,373	1,142,980	1,005,531
Investment results	4,701	3,466	11,263	9,020

Total revenues	$390,392	$416,839	$1,154,243	$1,014,551

Health services revenue (as a percentage of the total):
Insured medical products	80.7%	81.5%	80.7%	81.0%
Specialty managed care products and services	12.0	10.9	12.0	9.7
Government services	7.4	7.9	7.5	8.8
Self-funded products	2.1	1.6	2.0	2.1
Other operations(2)	(2.2)	(1.9)	(2.2)	(1.6)

Total	100.0%	100.0%	100.0%	100.0%

Operating loss ratio:
Insured medical products(3)	86.6%	91.6%	87.2%	91.0%
Selling, general, administrative and other expense ratios:
Insured medical products(4)	11.1%	9.3%	11.0%	9.6%
Government services(5)	99.1%	99.3%	98.5%	99.4%
Self-funded products(6)	84.8%	113.3%	90.3%	115.8%
Combined loss and expense ratio:
Specialty managed care products and services(7)	96.1%	97.2%	96.7%	97.7%

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

(6)
Self-funded products total expenses as a percentage of self-funded revenue.

(7)
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

Results of Operations

Total Revenues

        Total revenues for the three months ended September 30, 2002 decreased 6.3% to $390.4 million from $416.8 million for the three months ended September 30, 2001. The decrease for the quarter is due primarily to a decrease of 8.7% in total membership between September 30, 2002 and September 30, 2001. The 2002 membership decrease is the result of group cancellations in the insured medical segment, which were driven by large rate increases on unprofitable insured medical products business. For the nine months ended September 30, 2002, total revenues increased 13.8% to $1,154.2 million, compared to $1,014.6 million for the nine months ended September 30, 2001. This increase was due primarily to the Combination and resultant addition of the UWS business. Premium rate increases on continuing insured medical products business were another factor contributing to the increase.

Health Services Revenue

        Insured Medical Products.    Insured medical products revenue for the three months ended September 30, 2002 decreased 7.6% to $311.4 million from $336.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, insured medical revenue increased 13.3% to $922.7 million from $814.3 million for the nine months ended September 30, 2001. The number of insured medical members as of September 30, 2002 decreased to 460,901 from 540,324 as of September 30, 2001. The decrease in both premium revenues and membership for the three months ended September 30, 2002 is primarily due to BCBSUW's exit from the Medicare+Choice program effective January 1, 2002 and cancellations of unprofitable HMO business. The increase in premium revenue for the nine months ended September 30, 2002 is primarily due to the Combination and resultant addition of the UWS business.

        Self-funded Products.    Self-funded administrative fees for the three months ended September 30, 2002 increased 25.0% to $8.0 million from $6.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, self-funded administrative fees increased 9.0% to $23.0 million from $21.1 million for the nine months ended September 30, 2001. Self-funded membership increased slightly from 167,648 as of September 30, 2001 to 170,238 as of September 30, 2002. The significant increase in administrative fees is primarily attributable to increased volume in the BlueCard program. Under the BlueCard program, the Company does not maintain membership but receives an administrative fee and percentage of discounts for members from other Blue Plans that access medical care in Wisconsin.

        Specialty Managed Care Products and Services.    Specialty managed care products and services revenue for the three months ended September 30, 2002 increased 3.1% to $46.5 million from $45.1 million for the three months ended September 30, 2001. This slight increase results primarily from premium rate increases, offset by decreases in total membership due to cancellations in the dental, disability and life and accidental death and dismemberment lines. For the nine months ended September 30, 2002, specialty managed care products and services revenue increased 40.7% to $137.3 million from $97.6 million for the nine months ended September 30, 2001 due primarily to the Combination and resultant addition of the UWS business.

        Government Services.    Government services revenue for the three months ended September 30, 2002 decreased 13.4% to $28.4 million from $32.8 million for the three months ended September 30, 2001. The decrease in revenues between the three months ended September 30, 2002 and the three months ended September 30, 2001 is partially due to a decrease in funding for administration of the Medicare contract. This decrease amounted to $2.1 million during the three months ended September 30, 2002. Additionally, in the third quarter of 2001, United Government Services, LLC ("UGS") incurred a one-time reimbursable expense of $1.7 million. Since UGS is a cost reimbursed Medicare contractor, decreases in its expenses will result in corresponding decreases in revenue. Government services revenue for the nine months ended September 30, 2002 decreased 4.1% to $85.2 million from $88.8 million for the nine months ended September 30, 2001.

Investment Results

        Net investment results include investment income and realized gains (losses). Net investment results for the three months ended September 30, 2002 increased 34.3% to $4.7 million from $3.5 million for the three months ended September 30, 2001. Net investment results for the nine months ended September 30, 2002 increased 25.6% to $11.3 million from $9.0 million for the nine months ended September 30, 2001. Included in the net investment results for both the three and nine months ended September 30, 2002 are $0.9 million in realized investment losses recorded in the third quarter of 2002 relating to market value declines determined to be other-than-temporary. The increase in net investment results for the nine months ended September 30, 2002 is primarily due to an increase in invested assets resulting from several factors, including the addition of the UWS invested assets at the Combination, proceeds from the sale of American Medical Security Group ("AMSG") shares during the first three quarters of 2002 (see Note G) and proceeds from the sale of Innovative Resource Group, LLC ("IRG") (see Note C) during the first quarter of 2002. Partially offsetting the increase in investment income from invested assets was the elimination of BCBSUW investment income related to intracompany financing arrangements with UWS, subsequent to March 31, 2001, due to the Combination and a decrease in interest rates on new investment purchases. The intracompany investment income for the three months ended March 31, 2001 (which does not get eliminated) amounted to $1.3 million and is included in the statements of operations for the nine month period ended September 30, 2001. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income, were 4.6% and 4.8% for the three and nine months ended September 30, 2002, respectively, and 5.4% and 6.0% for the three and nine months ended September 30, 2001, respectively.

Expense Ratios

        Loss Ratio.    The insured medical products loss ratio for the three months ended September 30, 2002 was 86.6% compared with 91.6% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the insured medical products loss ratio was 87.2% compared with 91.0% for the nine months ended September 30, 2001. The continued improvement in the insured medical products loss ratio is primarily due to improvement in the loss ratio for HMO business attributable to premium rate increases in 2002, which also resulted in the cancellation of unprofitable business.

        Selling, General, Administrative and Other Expense Ratio.    The selling, general, administrative and other ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments and claim interest expense. For non-insurance subsidiaries, SGA includes operating expenses only.

        The insured medical products SGA expense ratio for the three months ended September 30, 2002 was 11.1% compared with 9.3% for the three months ended September 30, 2001. The insured medical products SGA expense ratio for the nine months ended September 30, 2002 was 11.0% compared with

9.6% for the nine months ended September 30, 2001. The increase in the SGA expense ratio for both the three and nine month periods ending September 30, 2002 resulted primarily from a decrease in revenue from cancellation of unprofitable business that was not matched by a decrease in staff due to efforts to maintain service levels.

        The combined loss and expense ratio for specialty managed care products and services for the three months ended September 30, 2002 improved to 96.1% from 97.2% for the three months ended September 30, 2001. The combined loss and expense ratio for specialty managed care products and services for the nine months ended September 30, 2002 improved to 96.7% from 97.7% for the nine months ended September 30, 2001. The improvement for both the three and nine month periods ended September 30, 2002 is due to the Combination and resultant addition of the UWS specialty managed care products and services business, particularly the service related products such as subrogation, hospital bill audit and electronic claims services, which have run at a lower overall operating expense ratio than the combined loss and expense ratio for the specialty insurance lines.

        The operating expense ratio for government services for the three months ended September 30, 2002 improved to 99.1% from 99.3% for the three months ended September 30, 2001. The expense ratio for government services for the nine months ended September 30, 2002 improved to 98.5% from 99.4% for the nine months ended September 30, 2001. The improved expense ratio is primarily a result of increased funding on an existing subcontract for Medicaid claim processing services. The increased funding resulted from a contract extension that became effective January 1, 2002.

        The operating expense ratio for self-funded products for the three months ended September 30, 2002 improved to 84.8% from 113.3% for the three months ended September 30, 2001. The expense ratio for self-funded products for the nine months ended September 30, 2002 improved to 90.3% from 115.8% for the nine months ended September 30, 2001. The improved expense ratio is primarily the result of an increase in the volume of business serviced under the BlueCard program. Under this program, the Company does not maintain membership but receives an administrative fee and percentage of discounts for members from other Blue Plans that access services in Wisconsin. Costs associated with servicing this business are significantly lower than the costs associated with servicing other self-funded accounts. In addition, increases in administrative fees on existing self-funded business have also contributed to the improvement in the expense ratio.

        SGA expenses recorded at the corporate holding company for the nine months ended September 30, 2002 include an accrual for a $1.0 million contribution due to the Foundation on February 1, 2003. In addition, SGA expenses for the nine months ended September 30, 2002 were offset by a favorable vendor settlement of $3.8 million recorded during the first quarter.

Other Expenses

        As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002, there was no goodwill amortization recorded for the three and nine months ended September 30, 2002. This compares with goodwill amortization of $1.5 million and $3.2 million recorded for the three and nine months ended September 30, 2001, respectively. Goodwill amortization recorded for the three months ended September 30, 2001 primarily represents amortization related to the $65.6 million recorded from the Combination, which was amortized on a straight-line basis over a period of 15 years. The reduction in goodwill between December 31, 2001 and September 30, 2002 reflects adjustments to the tax related goodwill recorded from the Combination. These adjustments relate to the recognition of a valuation allowance on the net deferred income tax asset that was previously recorded by UWS. The goodwill was adjusted downward during the nine months ended September 30, 2002 by $0.8 million to reflect changes in temporary differences on the related net deferred tax asset.

Income (Loss) from Investment in Affiliates

        Income (loss) from investment in affiliates was insignificant for the three months ended September 30, 2002. This compares to the three months ended September 30, 2001, in which the Company recognized income of $1.6 million, which was primarily comprised of equity in the AMSG affiliate. For the nine months ended September 30, 2002, the income (loss) from investment in affiliates improved to a gain of $15.3 million compared to $0.4 million for the nine months ended September 31, 2001. The results for the nine months ended September 30, 2002 are primarily comprised of the Company's equity in AMSG net income of $3.9 million combined with a net gain of $9.8 million on the sale of 4.4 million shares of AMSG stock during the first two quarters. In addition, the Company recognized income of $1.6 million in the second quarter of 2002, which relates primarily to its proportionate share of tax benefit recorded by Family Health Systems, Inc. ("FHS"), a 50% owned affiliate, due to a change in tax laws regarding the carry-back of net operating losses. The results for the nine months ended September 30, 2001 are comprised primarily of BCBSUW's equity in UWS income for the three month period ended March 31, 2001 (prior to the Combination) of $0.4 million, offset by equity in an insignificant year-to-date loss for AMSG. The decrease in the investment in affiliates, net balance between September 30, 2002 and December 31, 2001 on the accompanying balance sheets results from the reclassification of the Company's investment in AMSG, which is no longer reported under the equity method of accounting due to the Company's ownership percentage in AMSG decreasing below 20% (see Note G). Effective with the June 2002 balance sheet, the investment in AMSG is reported as an available-for-sale investment at fair market value.

Income (Loss) from Discontinued Operations

        Income from discontinued operations for the nine months ended September 30, 2002 consisted of the first quarter net operating loss of IRG of $0.7 million and an after-tax realized gain on the sale of IRG to APS Healthcare Bethesda, Inc. ("APS") on March 29, 2002 (see Note C) in the amount of $9.6 million, including a tax-related adjustment recorded during the third quarter of 2002.

Net Income (Loss)

        Consolidated net income improved for the three months ended September 30, 2002 to $13.7 million compared to $1.1 million for the three months ended September 30, 2001. The $13.7 million of income for the three months ended September 30, 2002 was the combination of $15.5 million in operating income from continuing operations, offset by income tax expense on continuing operations of $1.6 million and a tax adjustment of $0.2 million from discontinued operations. For the nine months ended September 30, 2002, net income improved to a gain of $58.8 million compared to a net loss of $1.5 million for the same period in 2001. The enhanced operating results reflect improvement of $40.6 million in operating income from continuing operations, improvement of $14.9 million in income from investment in affiliates and improvement of $8.4 million in income from discontinued operations, offset by a $3.7 million increase in income taxes. The improvement in operating income from continuing operations primarily reflects improvement in the insured medical products loss ratio (resulting from exiting the Medicare+Choice program, cancellations of unprofitable business and premium rate increases), increased volume in the BlueCard program and the $3.8 million favorable vendor settlement recorded as a reduction to SGA expenses, offset by the $1.0 million contribution to the Foundation. The improvement in income from investment in affiliates reflects year-to-date net realized gains of $9.8 million on the sale of AMSG shares during both the first and second quarters of 2002, along with the $1.6 million in income related to FHS and improved 2002 operating results at AMSG. The income from discontinued operations primarily reflects the net realized gain of $9.6 million on the sale of IRG.

        As of September 30, 2002, Cobalt had federal net operating loss carry-forwards of approximately $74 million available to offset future taxable income. The Company has been able to reduce income tax expense through utilization of certain net operating loss carryforwards. After certain of these net operating loss carry-forwards are fully utilized, the Company's effective tax rate will increase. Cobalt had a current tax expense of $5.3 million and a deferred tax benefit of $3.7 million for the three months ended September 30, 2002 on continuing operations. For the nine months ended September 30, 2002, Cobalt recorded current tax expense of $7.6 million and a deferred tax benefit of $3.7 million. The Company recorded current and deferred income tax expense in the amount of $0.2 million for both the three and nine month periods ended September 30, 2001.

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

        Cobalt's operating cash flow improved during the nine months ended September 30, 2002, in comparison with the nine months ended September 30, 2001. Cash provided by continuing operations improved to $33.1 million from $0.1 million in cash used in continuing operations for the nine months ended September 30, 2001. This reflects improved operating results in all four of the Company's reportable business segments, an increase in the advance premium balance and improved cash collections related to balances due from clinics and providers and other receivables. Cash provided by investing activities for the nine months ended September 30, 2002 includes proceeds of $71.5 million from the sale of 4.6 million shares of AMSG common stock (see Note G) and $17.0 million in cash proceeds received from the sale of IRG (see Note C). The majority of the strong positive cash inflows during the nine months ended September 30, 2002 were used to purchase available-for-sale investment securities.

        On August 7, 2002, Cobalt entered into a three-year revolving credit arrangement with M&I Marshall & Ilsley Bank ("M&I revolver"), which allows borrowings up to $30.0 million. This M&I revolver provides up to $30.0 million of available credit to Cobalt with the availability declining to $25.0 million after one year and to $15.0 million after two years. The M&I revolver bears interest at a rate of LIBOR plus 1.50% to 2.50% depending upon the timing and amount of borrowings. Cobalt's outstanding balance on the M&I revolver was $28.0 million as of September 30, 2002. The Company also has a bank line-of-credit ("LOC") in which certain subsidiaries, excluding the corporate holding company, can participate. The LOC permits aggregate borrowings up to $20.0 million, with company specific maximums, for the participating companies. Cobalt's outstanding balance of the LOC was $0.4 million as of September 30, 2002.

        In addition, the Company had a term business note ("term note") for the corporate holding company with a commercial bank for $7.5 million that originated on December 31, 2001. The term note was fully repaid in 2002, including a final payment of $6.0 million during the quarter ended September 30, 2002.

        Interest expense on the bank LOC, M&I revolver and the term note discussed above totaled $0.1 million for the three months ended September 30, 2002 and $0.2 million for the three months ended September 30, 2001. Interest expense totaled $0.4 million for both the nine months ended September 30, 2002 and 2001.

        The BlueCross BlueShield Association (the "Association") requires BCBSUW and CompcareBlue to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association. BCBSUW and CompcareBlue maintained these required levels as of September 30, 2002.

        Cobalt's investment portfolio consists primarily of investment-grade and high-yield bonds, bond-related mutual funds and government securities and has a limited exposure to equity securities and convertible securities (bonds and preferred stocks). At September 30, 2002, $309.4 million or 86.0% of Cobalt's total investment portfolio was invested in bonds, bond-related mutual funds and government securities compared with $188.1 million or 98.1% at December 31, 2001. Investments classified as available-for-sale at September 30, 2002 include convertible debentures and convertible preferred stock with a cost of approximately $12.4 million. No convertible securities were held at December 31, 2001. The convertible securities are considered hybrid instruments, and the Company separately accounts for the derivatives embedded therein. In accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities" the embedded derivatives are reflected in the balance sheet at fair value, and changes in fair value are recognized currently in investment results. The fair value of the embedded derivatives was approximately $1.3 million at September 30, 2002. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa3" at September 30, 2002 and December 31, 2001. At September 30, 2002, $347.1 million or 96.5% of Cobalt's total investment portfolio was classified as available-for-sale, compared with $180.7 million or 93.4% as of December 31, 2001. The market value of the total investment portfolio was greater than amortized cost by $13.6 million at September 30, 2002 and $0.3 million at December 31, 2001. For both the three and nine month periods ended September 30, 2002, realized gains related to the embedded derivatives were $0.2 million. Cobalt had no investments in mortgage loans, non-publicly traded securities (except for investments related to its affiliates) or real estate held for investment for all periods presented.

        Cobalt has an outstanding LOC in the amount of $15.0 million as of September 30, 2002 available to Health Professionals of Wisconsin, Inc. The receivable balance was $3.0 million and $4.6 million as of September 30, 2002 and September 30, 2001, respectively. Interest on the LOC is calculated using the prime rate.

        Cobalt holds a note receivable from APS in the amount of $10.0 million that originated on March 29, 2002 related to the sale of IRG. The note has a stated interest rate of prime plus 3.5% per annum payable annually and is due on June 30, 2005 or upon closing of an initial public offering by APS, whichever comes first. The $10.0 million note was discounted to $8.5 million to yield 16% per year.

        As of September 11, 1998, UWS entered into a $70.0 million note obligation due to BCBSUW with an original maturity date of April 30, 2001 in connection with the spin-off in 1998 of AMSG's managed care companies and specialty business. Cobalt pledged the common stock of its CompcareBlue subsidiary as collateral for the note obligation. The maturity date was subsequently extended to January 2, 2003 at an interest rate of 7.38% on February 14, 2002. This note is included by BCBSUW in determining its statutory capital and surplus. Effective with the Combination for purposes of Cobalt's GAAP financial statements, the principal amount of this note, together with all related interest expenses, are eliminated in consolidation. In October 2002, the Company received approval from the OCI and satisfied the $70.0 million obligation due BCBSUW from Cobalt. The debt obligation under the note was satisfied in full through the transfer of all of the common stock of CompcareBlue.

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

Wisconsin insurers are also subject to compulsory and security surplus requirements based upon a percentage of underwritten premiums, with the applicable percentage determined by line of business. In addition to statutory capital requirements, Cobalt, BCBSUW and CompcareBlue are required to maintain certain levels as determined by the Association. Cobalt, BCBSUW and CompcareBlue were in compliance with these requirements as of September 30, 2002.

        Included in the statutory capital of certain insurance subsidiaries of Cobalt are particular interests in, or obligations of, affiliates. United Wisconsin Insurance Company ("UWIC"), a wholly-owned subsidiary of CompcareBlue, previously recorded as an admitted asset an intracompany secured note from Cobalt in the amount of $22.8 million payable by October 1, 2002. This obligation was repaid by Cobalt in full on September 9, 2002.

Management's Plan

        Operating losses incurred during 1999 through 2001 reduced the statutory surplus of Cobalt's insurance subsidiaries. Despite these operating losses and the implementation of changes in statutory accounting ("Codification") effective January 1, 2001, the Company complied with minimum capital and liquidity requirements of the OCI and the Association, during 2001, 2000 and 1999. The Company maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intracompany debt obligations with the common stock of affiliated entities. Following a review by the OCI of these intracompany transactions, Cobalt agreed with the OCI as to how these transactions should be treated for surplus and capital calculations. In addition, at the request of the OCI, the Company prepared a plan of action to satisfy these intracompany obligations and strengthen the Company's capital to assure that the Company's insurance subsidiaries continue to satisfy the minimum capital and liquidity requirements of the OCI and the Association.

        The outstanding common stock of CompcareBlue provided the collateral for approximately $70 million borrowed by Cobalt from BCBSUW through September 30, 2002. This intracompany balance has been eliminated in the accompanying consolidated balance sheets. However, the intracompany balances continued to be an obligation of Cobalt to BCBSUW ($70.0 million) in the statutory-basis financial statements of BCBSUW as of September 30, 2002. In October 2002, the Company received approval from the OCI and satisfied the $70.0 million obligation due BCBSUW from Cobalt. The debt obligation under the note was satisfied in full through the transfer of all of the common stock of CompcareBlue.

        Management provided to and discussed the capital plan with the OCI and the Association. With the Company's transfer of CompcareBlue to satisfy fully the debt obligations under the $70.0 million note due BCBSUW from the Company, the Company has substantially completed all aspects of the capital plan discussed below:

  •
  Sell certain non-regulated subsidiaries owned by the Company for cash and/or notes prior to October 1, 2002. On March 29, 2002, the Company sold its behavioral health and medical management subsidiary, IRG, for $27.0 million, of which $17.0 million was received in cash.

  •
  Reduce BCBSUW's investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002. The Company has reduced its investment in AMSG to 13.2% as of September 30, 2002, raising $71.5 million in net proceeds at BCBSUW.

  •
  Obtain debt financing at the Company's corporate holding company from one or more institutional lenders to fund holding company liquidity needs including the repayment of the collateralized intracompany debt obligations between the holding company and its regulated subsidiaries. The Company has obtained a $30.0 million revolving credit arrangement (see Note I). During the third quarter of 2002, the Company repaid its intracompany obligation to

    UWIC of $22.8 million. As noted above, the remaining intracompany obligation between the Company and BCBSUW was satisfied through the contribution of CompcareBlue to BCBSUW.

  •
  Achieve the Company's 2002 projected core earnings, which anticipate breakeven operating results for CompcareBlue for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001. Management expects CompcareBlue's significant change in profitability to occur as a result of efforts to cancel unprofitable business and implement necessary premium increases for the remaining business. The Company achieved its projected core earnings through the first three quarters of 2002, including progress toward obtaining breakeven results for CompcareBlue by the end of 2002.

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

        As of September 30, 2002, the Company's insurance subsidiaries were in compliance with the capital requirements prescribed by the OCI. The Company expects that its insurance subsidiaries will maintain compliance throughout 2002. Non-compliance with minimum capital and liquidity requirements or any of the requirements described above may subject the Company to various regulatory actions by the OCI, including, among others, revocation of the Company's licenses to sell insurance products in Wisconsin and placing the Company under state regulatory control.

        Certain of the Company's insurance subsidiaries are also subject to minimum capital levels for licensure established by the Association. All such subsidiaries were in compliance with such requirements at September 30, 2002.

Inflation

        Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. The Company's cost control measures, risk-sharing incentive arrangements with medical care providers and premium rate increases are designed to reduce the adverse effect of medical cost inflation on its operations. In addition, the Company utilizes its ability to apply appropriate underwriting criteria in selecting groups and individuals and in controlling the utilization of health care services. However, there can be no assurance that these efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, deferred tax assets, impairment of investments, goodwill impairment, medical and other benefits payable and litigation and tax contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Because of its investment policies, the primary market risks associated with Cobalt's portfolio are interest rate risk, credit risk and the risk related to fluctuations in equity prices. With respect to interest rate risk, a rise in interest rates could negatively affect the fair value of Cobalt's bond portfolio. However, because Cobalt considers it unlikely that it would need or choose to substantially liquidate its portfolio, Cobalt believes that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, Cobalt is exposed to market risk related to changes in an issuer's credit rating or credit perception.

        The overall goal of the investment portfolio is to support the ongoing operations of Cobalt. Cobalt's philosophy is to manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Cobalt manages these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among asset classes and segments within various asset classes and using performance measurement and reporting.

        Cobalt uses a sensitivity model to assess the interest rate risk of its fixed income investments. The model includes all fixed income securities held as of September 30, 2002 and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in fair value of Cobalt's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $11.9 million as of September 30, 2002.

Item 4. Controls and Procedures

        The registrant's certifying officers have evaluated the effectiveness of the design and operation of the Company's internal controls and disclosure controls and procedures within 90 days prior to the date of this quarterly report. Based upon that review, the certifying officers have concluded that the internal controls and disclosure controls and procedures are effectively operating to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared. The review of internal controls and disclosure controls and procedures did not reveal any significant deficiencies in the design or operation, which could adversely affect the Company's ability to record, process, summarize and report financial data. The Company did not discover any material weaknesses in these controls or procedures, nor did the Company discover any fraud of any kind involving management or other employees who have a significant role in the Company's internal controls. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions taken with regard to significant deficiencies or material weaknesses, and there are no corrective actions contemplated as of the date of this report. The Company did not identify any significant changes that need to be made to ensure the effectiveness of the internal controls or the disclosure controls and procedures. Nor did the Company identify any other factors that could materially affect the internal controls occurring after the date of our certification.

PART II. OTHER INFORMATION

Cobalt Corporation

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Loan Agreement by and between M&I Marshall & Ilsley Bank and Cobalt dated as of August 7, 2002.(1)
10.2	Pledge Agreement by and between M&I Marshall & Ilsley Bank and Cobalt dated as of August 7, 2002.
10.3	Assignment and Assumption Agreement by and between Cobalt and BCBSUW, effective October 1, 2002.
10.4	Registration Rights Agreement letter by and between Cobalt and the Foundation dated November 1, 2002.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    (i)    Form 8-K filed on July 9, 2002, reporting revised earnings outlook for 2002 and earnings outlook for 2003.

(1)
Incorporated by reference to Cobalt's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002	COBALT CORPORATION
	By:	/s/ GAIL L. HANSON Gail L. Hanson Senior Vice President, Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Thomas R. Hefty, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cobalt Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ THOMAS R. HEFTY Thomas R. Hefty Chairman of the Board & CEO

I, Gail L. Hanson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cobalt Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ GAIL L. HANSON Gail L. Hanson Senior Vice President, Treasurer & CFO

QuickLinks

COBALT CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Period Ended September 30, 2002
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
COBALT CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)
COBALT CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)
COBALT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COBALT CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
COBALT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COBALT CORPORATION NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PRO FORMA COBALT STATEMENT OF OPERATIONS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE