Form 10-K
period 2002-12-31
COBALT CORP
filed 2003-03-21
CIK 1062780

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ____________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 1-14177

                               COBALT CORPORATION
             (Exact name of registrant as specified in its charter)

               Wisconsin                                 39-1931212
       (State of incorporation)             (I.R.S. Employer Identification No.)

         401 West Michigan Street
           Milwaukee, Wisconsin                         53203-2896
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (414) 226-6900 Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  Common Stock, no par value                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of February 28, 2003, there were outstanding 41,817,960 shares of Common Stock.

     The aggregate market value of the shares of our common stock held by non-affiliates of the registrant on June 28, 2002 was $220,040,131 assuming solely for purposes of this calculation that the Wisconsin United for Health Foundation, Inc. and all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of Cobalt Corporation Proxy Statement dated on or about
                            April 24, 2003 (Part III)

================================================================================

                               COBALT CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2002



PART I

Item 1      Business...........................................................3
Item 2      Properties........................................................15
Item 3      Legal Proceedings.................................................15
Item 4      Submission of Matters to a Vote of Security Holders...............15
Item 4a     Executive Officers of the Registrant..............................16

PART II

Item 5      Market for Registrant's Common Equity.............................19
Item 6      Selected Consolidated Financial Data..............................20
Item 7      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................21
Item 7a     Quantitative and Qualitative Disclosures about Market Risk........49
Item 8      Financial Statements and Supplementary Data.......................50
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................92

PART III

Item 10    Directors and Executive Officers of the Registrant.................92
Item 11    Executive Compensation.............................................92
Item 12    Security Ownership of Certain Beneficial Owners and Management.....92
Item 13    Certain Relationships and Related Transactions.....................92
Item 14    Controls and Procedures............................................92

PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.......................................................93
           Schedule II -  Condensed Financial Information of Registrant.......95
           Schedule IV - Reinsurance.........................................100
           Schedule V - Valuation and Qualifying Accounts....................101
Signatures...................................................................102
Certifications...............................................................103
Index to Exhibits............................................................105

                                     PART I
ITEM 1.  Business

Available Information

     Cobalt Corporation's ("Cobalt," the "Company," or "we") Internet address is http://www.cobaltcorporation.com/. We make available free of charge through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Overview

     This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management's expectations at the time such statements are made and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan, " "possible," "potential," "project," and similar expressions are intended to identify forward-looking statements.

     Cobalt (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). On that date, BCBSUW converted from a service insurance corporation to a stockholder owned corporation. Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through a combination of the two companies. At the time of the conversion and combination, BCBSUW owned 46.6% of UWS' outstanding common stock. In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Cobalt common stock to the Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt.

     Cobalt's principal executive offices are located at 401 West Michigan Street, Milwaukee, Wisconsin 53203 and its telephone number at that address is
(414) 226-6900.

     We are the leading managed care company in Wisconsin based on 2001 premium statistics published by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") and offer a broad portfolio of managed care and insurance products to employers, individuals and government entities. We have an exclusive license to utilize the Blue Cross(R) and Blue Shield(R) service marks in Wisconsin, giving us a unique position in that market. As of December 31, 2002, we serviced 800,361 insured and self-funded members in our medical programs and 472,374 insured and self-funded members in our dental programs (including Claim Management Services, Inc. ("CMSI") members as described below).

     BCBSUW offers underwritten products, including preferred provider organizations ("PPO"), traditional indemnity products, and self-funded or administrative services only programs. Compcare Health Services Insurance Corporation ("CompcareBlue") operates the oldest health maintenance organization ("HMO") in Wisconsin, which operates under the service mark CompcareBlue(SM). CMSI, a third party administrator ("TPA"), was acquired on December 31, 2002 to enhance and expand our competitive position in the self-funded market. As of December 31, 2002, CMSI provided administrative services for 211,654 medical and 135,823 dental members, approximately 70% of which are located in Wisconsin.

     We offer one of the largest provider networks in Wisconsin. Our customers have the ability to access the leading physicians and hospitals in their respective service areas, including Mayo Health System ("Mayo"), University Health Care, Inc. ("UHC"), and Aurora Health Care, as demonstrated by the fact that:

     o the majority of the hospitals in our networks have received accreditation by the Joint Commission on Accreditation of Healthcare Organizations, an organization nationally recognized for its rigorous standards with respect to patient safety and quality initiatives;

     o our network includes approximately 89% of board certified primary care physicians in our service areas, which exceeds the national average of 82%, based on the National Committee for Quality Assurance ("NCQA") Quality Compass 2002(R); and

     o as of December 31, 2002, approximately 86% of our managed care membership is insured through subsidiaries which have earned NCQA accreditation for having met certain NCQA quality parameters.

     We believe that our ability to offer a full spectrum of products and a broad provider network to meet the needs and objectives of a wide range of customers provides us with a competitive advantage.

     We offer a variety of specialty products, including dental, life, and disability insurance. We are one of the largest providers of dental HMO and dental indemnity coverage in Wisconsin. We also offer workers' compensation insurance and a variety of specialty managed care services, including cost containment, health care electronic data interchange and receivables management services. These specialty products and services are designed to complement our customers' employee benefit packages. We also process Medicare claims as a Medicare Part A fiscal intermediary and a Regional Home Health intermediary for providers in numerous states and several United States territories and as a national intermediary for the Federally Qualified Health Centers in all 50 states.

     We market our medical and dental products through a salaried sales force located throughout Wisconsin, as well as through independent agents and brokers, and directly to customers via the internet. By integrating the marketing of our medical products, we are able to offer a broad range of product choices to health care consumers. We sell our specialty managed care products and services through a variety of distribution channels to employer groups and providers, principally in Wisconsin.


Our Strategy

     Over the past two years, we have taken steps that have resulted in significant increases in profitability, including: discontinuing unprofitable business lines; repricing or terminating unprofitable customer contracts; improving underwriting discipline and pricing products appropriately to reflect underlying cost trends; negotiating improved terms in our provider contracts; and bolstering management in key areas. We intend to continue to pursue improvements in our operating results through the implementation of the following strategies:

     o CAPITALIZE ON THE STRENGTH OF THE BLUE CROSS AND BLUE SHIELD BRANDS. We believe that our right to the exclusive use of the Blue Cross and Blue Shield brands in Wisconsin gives us a significant marketing advantage, and we intend to continue emphasizing these brands among prospective customers and members. According to the BlueCross BlueShield Association (the "Association"), the number of members insured by plans bearing the Blue Cross and Blue Shield brands has increased by approximately 29% nationwide since 1995. We leverage the strength of the Blue Cross and Blue Shield brands on a national basis by participating in the Association's BlueCard PPO program, a network of Blue Cross and Blue Shield plans ("Blue Plans"). The BlueCard PPO program allows us to compete with national health insurers for groups with employees outside of the Wisconsin market and provides our members and members of other Blue Cross and Blue Shield affiliates the opportunity to access care while away from home.

     o FOCUS ON CORE BUSINESS. We have made a strategic decision to focus on our core Blue Cross and Blue Shield branded and HMO businesses, where we believe significant opportunities exist for earnings growth. These businesses, which include both insured and self-funded products, together produced approximately 82% of our revenues and approximately 73% of our pre-tax operating income reported by our four segments for the year ended December 31, 2002. On March 29, 2002, we sold our behavioral health and medical management subsidiary, Innovative Resource Group, LLC ("IRG"). In the future, we may sell other non-core specialty businesses. In addition, between March 1, 2002 and December 31, 2002, we reduced our ownership of our former affiliate American Medical Security Group, Inc. ("AMSG"), a small group and individual health insurer, from 45.2% to 10.7% of AMSG's outstanding common stock, relieving us of a substantial capital requirement relating to AMSG. On January 3, 2003, we sold our remaining shares of AMSG common stock.

     o EXPAND OPERATING MARGINS AND REALIZE OPERATING EFFICIENCIES. We intend to focus on expanding operating margins in our core businesses by continued improvement in underwriting techniques and product design, product pricing, and provider arrangements. We intend to pursue additional operating efficiencies through consolidation of administrative functions of BCBSUW, CompcareBlue, and certain specialty businesses.

     o INCREASE MARKET SHARE. We intend to focus on increasing market share in Wisconsin through improving relationships with independent agents and brokers and through an increased emphasis on our core business (including the BlueCard PPO program) and our Medicare supplement product offerings, as well as the introduction of new products. We expect to accomplish this by leveraging our diverse customer base by cross-selling product offerings and pursuing opportunistic acquisitions of health insurers and managed care providers in Wisconsin.

Products and Services

     Insured and Self-Funded Medical Products

     We offer a wide range of insured and self-funded medical products, including HMOs, PPOs, point-of-service ("POS") plans, indemnity products, and Medicare supplement products. We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals, and government entities. Our customers either contract with us to assume underwriting risk or they self fund underwriting risk and rely on us for network management and administrative services. Our products vary with respect to the level of benefits provided, the costs to be paid by employers and members, including deductibles and copayments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

     We provide our Blue Cross and Blue Shield branded products through BCBSUW and our Blue Cross and Blue Shield branded HMO, CompcareBlue, which operates primarily in the Milwaukee metropolitan area. We also provide private branded products through our HMO subsidiaries, Valley Health Plan, Inc. ("Valley") and Unity Health Plans Insurance Corporation ("Unity"), and TPA subsidiary, CMSI. Valley operates primarily in northwestern Wisconsin, including the city of Eau Claire, whereas Unity operates primarily in south central and southwestern Wisconsin, including the city of Madison. CMSI operates in the Midwest, with the majority of its operations in Green Bay, Wisconsin.

     We also participate in the BlueCard PPO program, a national network of Blue Cross and Blue Shield plans. The BlueCard PPO program permits members of our Blue Cross and Blue Shield branded health plans to receive health care services from providers in the networks of other Blue Cross and Blue Shield plans. This allows us to compete with national health insurers for groups with employees outside the Wisconsin market. This also allows members to access care while away from home. Through electronic communications, the "host" plan verifies eligibility, pays the claim based on its local fee arrangement, and is then reimbursed by the "home" plan for the claim as well as an administrative fee. Absent an agreement between two plans, the Association determines the amount of the administrative fee. Under this arrangement, we are also able to generate revenue from provider network management and claims repricing.

     As of December 31, 2002, our medical plan membership consisted of the following (in numbers of covered individuals):

                                                     Insured         Self-Funded
                                                     Medical           Medical
           Product Offerings                         Members          Members(1)
           -----------------                         -------          ----------

           HMO..............................         151,627             4,674
           PPO..............................         166,078           279,494
           POS..............................          61,126            10,806
           Indemnity........................          19,758            48,551
           Medicaid.........................           4,351                --
           Medicare Supplement..............          53,896                --
                                                     -------           -------
                Total Medical...............         456,836           343,525
                                                     =======           =======
_______________
(1) Does not include member equivalents relating to host plan members who access medical care under the BlueCard PPO program.

     Specialty Managed Care Products and Services

     We are one of the largest providers of insured dental coverage in Wisconsin. In Wisconsin, our dental HMO coverage is offered through CompcareBlue, and dental indemnity coverage is offered through BCBSUW. These dental HMO and indemnity benefit products are currently marketed under the DentalBlue(R) brand name. We also offer dental indemnity coverage outside of Wisconsin through another subsidiary. As of December 31, 2002 we had 300,329 insured dental members and 172,045 self-funded dental members.

     We offer group term life and accidental death and dismemberment coverages, as well as dependent life benefits. Short and long-term disability products provide income replacement for an employee who becomes disabled through a non-work related event. As of December 31, 2002, we insured 114,151 disability members and 132,524 life members.

     We provide worker's compensation insurance products and managed care services to employees in Wisconsin, Illinois and Iowa. We also provide cost containment services, including hospital bill audit, provider discount network repricing, negotiations, diagnosis-related group validation, claims administration audit, subrogation and recovery, electronic audit, collection and fraud investigation, and recovery services to assist customers in reducing their expenses and provide more cost effective health care delivery. Additionally, we provide software and claim submission services for Medicare, Medicaid, private insurers, third-party administrators, and re-pricers. We also provide collections and receivables management services to hospitals and other commercial clients. We generally provide these specialty managed care products and services through wholly-owned subsidiaries.

     Government Services

     Through our subsidiary, Government Health Services, LLC ("GHS"), we provide health care program administration and program safeguard services for the Centers for Medicare & Medicaid Services, which we refer to as "CMS." In connection with providing these services, we serve as the Medicare Part A Intermediary and Regional Home Health Intermediary for numerous states and territories, and serve as the national Intermediary for the Federally Qualified Health Centers in all 50 states. In addition to providing services to the Medicare program, we provide claim processing and administrative services in conjunction with the Wisconsin Medicaid program and the Health Insurance Risk Sharing Plan. Finally, we provide certain audit services under a separate contract with the Association and certain state Medicaid agencies.

     The Association contracts with CMS to process Medicare Part A claims. We have subcontracted with the Association to provide those services in various states and territories. Until May 2002, that subcontract was held by BCBSUW, which further subcontracted those services to our wholly-owned subsidiary, United Government Services, LLC ("UGS").

     In May 2002, BCBSUW was granted a contract novation by CMS, enabling BCBSUW to transfer the Medicare contract to UGS. We are the first Medicare Part A processor to receive such a novation, and it is our understanding that we received the novation based on the strength of our compliance program. The novation provides for certain limitations on our liability relating to acts subsequent to the novation. Also, the novation will facilitate the transfer of the Medicare Part A processing business to another Blue Cross and Blue Shield plan, should we determine to do so.

     Trust Solutions, LLC ("TS"), a wholly-owned subsidiary of GHS, provides integrity, consulting and safeguard services in connection with publicly funded health programs.

Sales and Marketing

     Marketing dual choice group health insurance products is generally a two-step process. Presentations are made first to employers. Once selected by an employer, we then directly solicit members from the employee base. During periodic "open enrollments," when employees are permitted to change health care programs, we use advertising and work site presentations to attract new members. Virtually all of the group contracts are renewable annually. On full replacement products such as POS and PPO, the marketing of the product consists of issuing a quote or bid through the distribution channel and allowing the prospect to elect to choose one of our product options. Presentations of our products are either handled by the agent representing our company, or in combination with the agent and the Cobalt company representative. After the employer elects a Cobalt product, then we do worksite presentations to install, implement, and explain the program to the employees of the new customer.

     Significant factors in product selection by employers and employees include the composition of provider networks, quality of services, price, choice and scope of benefits, and market presence. To the extent permitted by the OCI and the federal government, we can offer an employer a wide spectrum of benefit options. To address rising health care costs, some employers now consider a variety of health care options to encourage employees to use the most cost-effective form of health care services.

     We market our medical and dental products through a salaried sales force located throughout Wisconsin, as well as through independent agents and brokers, and directly to customers via the internet. By integrating the marketing of our insured health and specialty managed care products and services, we are able to offer a wide range of products and services to our customers. We sell our specialty managed care products and services through a variety of distribution channels to employer groups and providers throughout the United States.

     Our sales and marketing efforts have traditionally been organized geographically. We have recently replaced this structure to pursue a coordinated market segment approach that we believe will better enable us to increase market share.

     Our pricing strategy is targeted to cover current and anticipated changes in health care costs and operating costs and to achieve targeted profit margins. To that end, in May 2002, we transferred primary responsibility for our underwriting department to our Chief Actuary. We believe that the active role our actuarial staff plays in the underwriting process will allow us to grow our business while effectively managing the financial risks associated with our products.

Our Provider Network

     BCBSUW offers one of the largest provider networks in Wisconsin and provides a diverse selection of primary care and specialty care physicians to meet the health care needs of our members. CompcareBlue has an extensive provider network in southeastern Wisconsin, and is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee, including Aurora Health Care, the largest multi-specialty provider in Wisconsin, for the provision of health care services to its members.

     A majority of Valley's medical and other benefits are provided under an arrangement with Midelfort Clinic, Ltd. ("Midelfort") and its affiliate, Luther Hospital, which are affiliated with Mayo and which we believe, based on the national reputation of Mayo, are the leading medical service providers in Eau Claire, Wisconsin. Unity contracts with Community Physicians' Network ("CPN"), an independent physician association, and UHC. UHC contracts on behalf of the University of Wisconsin Hospital and Clinics, the University of Wisconsin Medical Foundation, and the University of Wisconsin School of Medicine. CPN and UHC provide the majority of physician services for Unity's membership throughout its 19 county service area.

     Our two largest HMOs have received NCQA accreditation. All of our HMOs maintain higher than average satisfaction scores on clinical services. As a result of our aggressive credentialing efforts, the percentage of our HMO practitioners who are board certified is at or above the NCQA averages.

     BCBSUW contracts primarily on a discounted fee-for-service and fee schedule basis. In discounted fee-for-service arrangements, we retain the risks associated with utilization. However, such arrangements provide us with greater pricing flexibility and opportunities to benefit by application of underwriting on a group-specific or individual basis. Furthermore, fee schedule-based compensation allows us to better target improvement in loss ratios through product development, benefit modification, and medical management. CompcareBlue, Valley, and Unity manage the cost of health care provided to members through various methods of payment and risk-sharing programs with physician groups and hospitals and through their respective utilization management programs. The methods of payment consist of a combination of fee schedules, discounted fee-for-service, and capitation arrangements. Capitation is an arrangement whereby we pay medical providers a set fee per member per month in exchange for providing health care services.

     Approximately 28% of the insured medical benefits provided by CompcareBlue, Valley, and Unity were provided under capitated arrangements in 2000. In 2001, this number decreased to 14% and in 2002 this number increased to 18%, as a result of the cancellation of unprofitable non-capitated business in 2002. For BCBSUW insured medical business, no significant benefits were provided under capitated arrangements during 2000 through 2002.

     Pursuant to the provider agreements between Unity and Community Health Systems, LLC ("CHS") and UHC, CHS has the option, exercisable on December 31, 2004, to repurchase its proportionate share of Unity for the current net worth of the business being repurchased. UHC has the option, also exercisable on December 31, 2004, to purchase its share of Unity for $0.5 million plus the proportionate share of the net worth of Unity attributable to the UHC business, less any unpaid amount of a maximum performance bonus specified in the agreement. Exercise of the repurchase option ends the agreement with respect to that party. If both repurchase options are exercised, we would have no ongoing interest in Unity.

     Valley and Midelfort have entered into an extension of their arrangement through December 31, 2005. Under the terms of the extension, Valley will no longer be capitated for professional medical services. The extension grants Midelfort an option to repurchase the capital stock of Valley for $0.4 million plus 100% of the net equity of Valley as of the date of repurchase and eliminates profit sharing between the parties.

Medical Management

     We utilize a broad range of focused traditional cost containment and advanced care management processes across our various product lines to improve member health, to avoid health risks, and to lower costs. These include case management, disease management, evidence based medical policy, return on investment evaluation, targeted opportunities, and quality improvement programs. Our case management philosophy is built on helping members confront a complex care system to find the appropriate care in a timely and cost effective manner. We believe this approach builds positive relationships with providers and members, and helps us achieve cost savings.

     Our population-based disease management programs attempt to identify members who have or are at risk to develop high cost chronic diseases and conditions. Targeted members typically have high utilization of health care services, which can result in significant costs. By identifying high risk members and enrolling them in specialized programs involving patient education, lifestyle modification, and intensive care management, we seek to improve patient satisfaction, manage medical costs, and improve medical outcomes. These programs currently include diabetes, congestive heart failure, asthma, and high risk pregnancy. We plan to expand them in the future.

     We outsource the majority of our behavioral health, utilization, disease and case management services to our former subsidiary, IRG, which we sold to APS Healthcare Bethesda, Inc. ("APS") on March 29, 2002. Under APS, IRG manages our local pharmacy network, pharmacy customer service, and pharmacy clinical programs. WellPoint Pharmacy Management manages the majority of our pharmacy claims processing and pharmaceutical manufacturer rebates.

Management Information Services

     Information systems management for our core health business is primarily delivered under a facilities management agreement with Blue Cross Blue Shield of South Carolina and Electronic Data Systems Corporation ("EDS"). Blue Cross Blue Shield of South Carolina is responsible for administering information systems supporting our claims processing. By working with another plan in the Blue Cross and Blue Shield system, we are able to leverage system enhancements that support the interchange of data across Blue Cross and Blue Shield plans, such as the coordination of provider network arrangements on a national basis. We use EDS information systems primarily to support our membership enrollment database. Our specialty businesses use a variety of internal information systems specifically designed for various product lines. Our agreement with Blue Cross Blue Shield of South Carolina is in effect until October 2005, and our agreement with EDS is in effect until October 2003.

     In 1999, and again in 2002, we received a letter from the holder of a patent asserting that certain components of our information systems, including our claims processing systems, infringe this patent. We are reviewing the merits of this assertion. If we are found to infringe this patent, we could be required to discontinue the infringing activity, which could disrupt our operations, and could be required to pay damages for past activities and pay royalties for future use, which could be substantial. As to certain components of our systems that have been claimed to infringe the patent, we have a contractual right to indemnification from the vendor of the systems for losses resulting from patent infringement. However, we cannot be assured that the indemnification would be sufficient to protect us in the event that a patent infringement claim is made against us and is determined to be valid.

Competition

     The managed care industry is highly competitive. We believe the principal competitive features affecting our ability to retain and increase our membership include the strength of the Blue Cross and Blue Shield brands, our ability to offer our customers a broad continuum of insured and self-funded products, and access to a network of high quality providers. Portions of the Wisconsin market are dominated by a small number of provider-owned health plans, with a correspondingly large influence on the markets in which we compete. These provider-owned health plans can often obtain favorable financial arrangements that are not available to us. Some of our other competitors are larger, have considerably greater financial resources and distribution capabilities, and offer more diversified types of insurance coverage. Our key competitors include Humana Inc., United Healthcare Insurance Company, Dean Health Plan, and Physicians Plus.

Blue Cross and Blue Shield Licenses

     We are a licensee of the Association. The Association is a national trade association of Blue Cross and Blue Shield licensees which strives to promote and preserve the integrity of the Blue Cross and Blue Shield names and service marks as well as provide certain coordination among plan and provider services. As a licensee of the Association, we have the exclusive right to use the Blue Cross and Blue Shield names and service marks for all of our products in Wisconsin.

     The licenses require us to pay an annual fee to the Association equal to total association expenses allocated to Association members based upon enrollment and premium. Each Association licensee is an independent legal organization and is not responsible for obligations of other Association member organizations. We do not have the right to use the Blue Cross and Blue Shield names and service marks outside of our Blue Cross and Blue Shield service area, except in certain limited circumstances.

     Each of BCBSUW, CompcareBlue, and UGS is also a licensee of the Association by virtue of being a controlled affiliate of Cobalt. As required by the Association, Cobalt has provided each of BCBSUW and CompcareBlue a guarantee of their contractual and financial obligations to their customers. We have also agreed to indemnify the Association and other Blue Cross and Blue Shield plans against any claims asserted against such entities resulting from our activities or the activities of any of our Blue Cross and Blue Shield licensed affiliates.

     Our license agreements require us to pay the Association a specific amount upon termination of the license agreements, subject to certain limited exceptions. The amount payable upon termination of our license agreement is equal to $25 multiplied by the number of our members receiving products or services sold or administered under the Blue Cross or Blue Shield names or service marks. The fee would be reduced to the extent the payment of the fee would cause us to fall below certain capital requirements established by the Association.

     The Association could terminate our license agreements if we do not satisfy its financial and service performance requirements or upon the occurrence of other events described in the license agreements, some of which are outside of our control. Termination events include, but are not limited to:

     o failure to meet minimum capital and surplus thresholds and liquidity requirements of the Association;

     o violation of the ownership limitations contained in our Amended and Restated Articles of Incorporation;

     o termination of the voting trust and divestiture agreement between us and the Foundation before the Foundation's ownership of our common stock falls to less than 5%;

     o the acquisition of our company without the prior consent of a majority of the other disinterested licensees of the Association and a majority of the then current weighted vote of the other disinterested licensees of the Association;

     o failure by the Foundation to divest its shares of our common stock by the deadlines specified by the voting trust and divestiture agreement;

     o a determination by the Association that fewer than 80% of our directors are independent; and

     o failure to brand medical and dental business as required by the Association.

     Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws include various provisions required by the Association for its for-profit licensees. These provisions are designed to protect the independence of the Association's for-profit licensees from any single stockholder.

     Because of our prior financial performance, the Association had included BCBSUW, CompcareBlue and Cobalt in its Plan Performance Response Monitoring Process ("PPRMP"). Based on our strong financial performance in 2002 and increased capital and liquidity levels, the Association removed BCBSUW, CompcareBlue and Cobalt from its PPRMP in early 2003.

     As of December 31, 2002, BCBSUW, CompcareBlue and Cobalt exceeded the minimum capital and surplus thresholds and liquidity requirements of the Association. The Association is entitled to terminate our license agreement with the Association, including the right to use the Blue Cross and Blue Shield names and service marks, if we fall below the licensure minimum statutory capital and surplus thresholds or liquidity requirements.

Regulation

     General

     Government regulation of employee benefit plans, including health care coverage, health plans, and our specialty managed care products, is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. To comply with these regulations, it may be necessary for us to make changes from time to time in our services, products, structure, or operations. Additional government regulation or future interpretation of existing regulations could increase the cost of our compliance or otherwise affect our operations, products, profitability, or business prospects.

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

     Increasingly, states are considering various health care reform measures which, if passed, may limit our ability and our health plans' ability to control which providers are part of their networks and hinder their ability to manage utilization and cost effectively. "Patient Protection" laws, which became effective in Wisconsin in late 1998, established a prudent layperson standard for coverage of emergency room care and provided extended access to providers who are no longer part of the plan's network. A number of other states are considering similar legislation. In his January 2003 State of the Union address, President Bush expressed support for creating national association health plans, known as "AHPs." AHPs would allow small businesses to buy into group health insurance plans anywhere in the country. To facilitate such arrangements, federal legislation would be necessary to supersede varying state insurance laws that would otherwise make the operation of AHPs impracticable. Due to the fact that AHPs would not be required to accept all applicants regardless of health status, as health insurers are under state insurance laws, AHPs could gain a competitive advantage. In addition, President Bush also discussed an alternative Medicare HMO plan that would include prescription drug coverage. If such a program were available to the Medicare eligible population, it could negatively impact enrollment in our Medicare Supplement products. At this time, we cannot predict whether legislation enacting either or both of these proposals will ultimately be adopted, precisely what form the legislation would take, or its specific impact on our business.

     HIPAA

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes administrative provisions imposing significant requirements relating to maintaining the privacy of medical information ("Privacy"), establishing uniform health care provider and employer identifiers, requiring use of standardized transaction formats ("Transactions"), and seeking protections for confidentiality and security of patient data ("Security"). The Privacy and Transactions provisions require implementation in 2003. Final HIPAA Security rules were published on February 20, 2003, and the implementation and compliance date is April of 2005. HIPAA is far-reaching and complex, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor, and adjust our business practices to comply with HIPAA are ongoing. Compliance with HIPAA could require us to make significant changes to our operations and failure to comply could subject us to civil and criminal penalties. The costs of complying with HIPAA are likely to be substantial.

     HMOs

     Wisconsin has enacted statutes regulating the activities of HMOs. The implementing regulations provide for periodic financial reports from HMOs and impose minimum capital or reserve requirements. In addition, certain of our subsidiaries are required by state regulatory agencies to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies to ensure that adequate financial resources are maintained or to act as a fund for insolvencies of other HMOs in the state.

     As a federally qualified HMO, CompcareBlue must file periodic reports with, and is subject to periodic review by CMS. Our HMOs that have Medicaid contracts are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services, and other aspects of the Medicaid program. Medicaid has in force and/or has proposed regulations relating to fraud and abuse, physician incentive plans, and provider referrals, which may affect our operations.

     In the past, we have contracted with the Office of Personnel Management ("OPM") to cover federal employees under the Federal Employees Health Benefit Plan. These contracts were subject to extensive regulation, including complex rules relating to the premiums charged. OPM has the authority to retroactively audit the rates charged and may seek premium refunds and other sanctions against health plans participating in the program. Our health plans that have contracted with OPM are subject to such audits and have in the past and may in the future be requested to make such refunds. Given our participation in this and other federal health care programs, we have implemented and place great importance upon an effective compliance program.

     Capital Requirements

     Our insurance subsidiaries are subject to minimum capital requirements imposed under the laws of the State of Wisconsin. These minimum capital requirements are calculated under a prescribed compulsory and security surplus computation based upon a percentage of underwritten premiums by line of business. Wisconsin insurance laws also include minimum capital requirements based on the Risk Based Capital for Insurers Model Act adopted by the National Association of Insurance Commissioners ("NAIC"). The formula for calculating such risk-based capital requirements is designed to take into account asset risks, insurance risks, interest rate risks, and other relevant risks with respect to the individual insurance company's business. Under these laws, our insurance subsidiaries must submit a report of their risk-based capital level as of the end of each calendar year. Insurers having less capital than required by the risk-based capital model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy. The regulatory action that may be imposed on an insurer includes requiring adoption of a comprehensive financial plan, its examination and the issuance of a corrective order by the state insurance commission, or placing the insurer under state regulated control.

     At the request of the OCI, we prepared a plan of action in early 2002 for strengthening the capital position of our insurance subsidiaries. We executed on the plan and significantly improved our capital ratios during 2002. In early 2003, the OCI removed us from its heightened level of scrutiny. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management's Plan." Our insurance subsidiaries are currently in compliance with the minimum capital requirements imposed under Wisconsin insurance laws.

     In addition, the Association requires some of our insurance subsidiaries to meet certain risk-based capital requirements, which are generally more stringent than those imposed under Wisconsin insurance laws. As of December 31, 2002, BCBSUW, CompcareBlue and Cobalt exceeded the minimum risk-based capital requirements of the Association to maintain their licenses. See "Business - Blue Cross and Blue Shield Licenses."

     Insurance Regulation

     Each of our insurance subsidiaries is subject to regulation by the department of insurance in each state in which it is licensed. Regulatory authorities exercise extensive supervisory power over insurance companies relating to the licensing of insurance companies; the amount of capital which must be maintained; the approval of forms and insurance policies used; the nature of, and limitation on, an insurance company's investments; periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. In addition, our insurance subsidiaries are subject to specific taxes and assessments, which can be subject to increase. Our insurance company subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, such companies are examined periodically by the insurance departments of the jurisdictions in which they are licensed to do business.

     We actively market insurance products to Medicare eligible individuals. Medicare supplement (or Medigap) policies are regulated by the OCI and are the subject of increasing regulation at the state level, as well as additional legislation at the federal level. We continue to monitor and alter procedures to comply with new laws and regulations.

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

     Insurance Holding Company Regulations

     Cobalt is an insurance holding company and conducts business through subsidiaries. As a result, it is subject to insurance holding company laws and regulations that, among other things, generally require registration with the department of insurance of the holding company's domiciliary state and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior notice or, in certain circumstances, prior approval, of certain acquisitions, and transactions between the regulated companies, their parent holding companies and affiliates.

     Under Wisconsin law, acquisition or control of us, and thereby indirect control of our insurance subsidiaries, requires the prior approval of the OCI. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the voting securities of a corporation is presumed to have acquired control of the corporation and its subsidiaries unless the OCI, upon application, determines otherwise.

     ERISA

     The provision of services to or through certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of federal laws and regulations that are subject to periodic interpretation by the federal courts and the United States Department of Labor. ERISA places certain controls on how our business units may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is charged with the enforcement of ERISA. There have been continued attempts to limit ERISA's preemptive effect on state laws through proposed state and federal legislation, regulations, and litigation. If such limitations were to be imposed, they might increase our liability exposure relating to employee health benefits offered by our health plans and specialty businesses and may permit greater state regulation of other aspects of those businesses' operations.

Trademarks

     Blue Cross and Blue Shield are federally registered service marks of the Association. Compcare(R) is a federally registered service mark of Cobalt. We have filed for and maintain various other service marks and trade names at the federal level and in Wisconsin. Although we consider our registered service marks, trademarks, and trade names important in the operation of our business, our business is not dependent on any individual service mark, trademark, or trade name owned by us. CompcareBlue and BCBSUW use the Blue Cross and Blue Shield service marks in their businesses, pursuant to a license agreement with the Association, as our controlled affiliates. Termination of this license could have a material adverse effect on us.

Employees

     As of December 31, 2002, we employed 3,259 full-time and 105 part-time employees, of whom 458 were managerial and supervisory personnel. In addition, we lease the services of 74 people who manage and operate one of our subsidiaries. We consider our relations with our employees to be good.

Financial Information About Segments

     Certain financial information about our business segments may be found in
Note 20 to the consolidated financial statements included in Item 8.

ITEM 2.  Properties

     Our corporate headquarters are located in Milwaukee, Wisconsin in a 216,541 square foot leased building that is shared by our four reportable business segments: insured medical products, specialty managed care products and services, government services, and self-funded products. Each segment is charged a proportionate share of the cost of this facility under service agreements.

     Three business segments (insured medical products, specialty managed care products and services, and self-funded products) also share common facilities and are charged a proportionate share of the cost of such facilities under service agreements. These facilities are located in Eau Claire, Fond du Lac, Evansville, and Oshkosh in approximately 88,500 combined leased square feet, 50,540 leased square feet in Waukesha, Wisconsin, 52,237 square feet in New Berlin, Wisconsin, 36,750 square feet in West Allis, Wisconsin, 22,602 square feet in Platteville, Wisconsin, 20,973 square feet in Stevens Point, Wisconsin, 15,270 square feet in Brookfield, Wisconsin, and one other location under 5,000 square feet. In addition, we lease and occupy 18,198 square feet in two locations in Illinois and 10,776 square feet in four locations in Michigan. We also own and occupy a 61,090 square foot facility in Pewaukee, Wisconsin, a 39,300 square foot facility in Sauk City, Wisconsin, and one additional location under 5,000 square feet.

     Our government services segment leases and occupies 64,693 square feet in three locations in California, and approximately 32,000 square feet in three locations in Virginia and West Virginia. In addition, this segment leases and occupies a total of seven other locations, all of which are under 5,000 square feet. These facilities are located in Minnesota, New York, Wisconsin, Illinois, and Michigan.

     In addition, in conjunction with our acquisition of the insurance operations of Family Health Plan Cooperative ("FHP") in November 2000, we assumed a 10-year lease for a 60,000 square-foot facility with an additional 10,000 square feet of storage space in Brookfield, Wisconsin. On March 29, 2002, we assigned this lease to APS. However, we would remain liable in the event that APS would default on this lease.

     In conjunction with the acquisition of CMSI on December 31, 2002, we assumed a lease in Green Bay, Wisconsin for approximately 9,173 square feet of office space. In addition, we acquired three properties owned by CMSI. Two of the properties are located in Green Bay, Wisconsin, one of which is 15,340 square feet and the other is 16,700 square feet. The third property is located in West Bend, Wisconsin and is 18,056 square feet. CMSI is included in our self-funded segment.

ITEM 3.  Legal Proceedings

     We are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of litigation proceedings cannot be predicted with certainty, we believe that the ultimate resolution of all current proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4a.  Executive Officers of the Registrant

     Prior to September 25, 1998, UWS was a Wisconsin corporation that included the operations of what is now Cobalt as well as the operations of AMSG. United Wisconsin Services, Inc. prior to such date is referred to herein as the "Predecessor". Cobalt was organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of the Predecessor. On May 27, 1998, the board of directors of the Predecessor approved a formal plan to contribute the managed care companies and specialty business to Cobalt and spin off Cobalt to its shareholders (the "spin-off"). On September 25, 1998, upon its formation in connection with the spin-off, Cobalt was originally named Newco/UWS, Inc. It was subsequently renamed United Wisconsin Services, Inc. following the spin-off, and was again renamed Cobalt Corporation in 2001. The Predecessor was renamed American Medical Security Group, Inc. in connection with the spin-off. The following table sets forth certain information with respect to each of our executive officers.

          As of February 28, 2003, our executive officers were as follows:

                Name               Age                     Title
                ----               ---                     -----
          Stephen E. Bablitch      49       Chairman of the Board and Chief Executive Officer
          Michael E. Bernstein     42       President and Chief Operating Officer; and President of
                                             CompcareBlue
          Mark A. Caron            45       Senior Vice President and Chief Information Officer
          Timothy F. Cullen        59       Senior Vice President, Corporate & Public Affairs; and
                                             Chairman of Government Health Services, LLC
          Dennis G. Fallon         51       Senior Vice President, Sales and Marketing
          Lorna J. Granger         49       Senior Vice President, General Counsel and Corporate
                                             Secretary
          Gail L. Hanson           47       Senior Vice President, Treasurer and Chief Financial Officer
          Kathy A. Ledvina         44       Senior Vice President of Health Operations
          Michael J. Murray        43       Senior Vice President and Chief Actuary
          Kathryn K. Potos         51       Senior Vice President of Human Resources
          Penny J. Siewert         45       Senior Vice President  of Individual and Specialty Risk


     Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships among any of the directors and/or executive officers of Cobalt, and there is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was or is to be selected as an officer.

     Stephen E. Bablitch is the Chairman of the Board and Chief Executive Officer of Cobalt. Mr. Bablitch was elected as Chairman of the Board and Chief Executive Officer of Cobalt in December of 2002. Mr. Bablitch joined the Predecessor in 1996 as General Counsel, Vice President, and Secretary. He was elected Senior Vice President of Cobalt in May of 2001. He has served in various capacities with subsidiaries of the Predecessor and Cobalt since 1996. Mr. Bablitch was elected Chairman of the Board of BCBSUW in December of 2002 and a director in March of 2001. Prior to being elected Chairman of the Board of BCBSUW, Mr. Bablitch served as Senior Vice President since 2000. He also served as General Counsel and Secretary of BCBSUW since 1996. Prior to joining the Predecessor and BCBSUW, Mr. Bablitch was an attorney with Dewitt, Ross, and Stevens, Madison, Wisconsin from 1991 to 1996. Prior to 1991, Mr. Bablitch had a career in government as a prosecutor and served in the cabinet of a former Wisconsin Governor.

     Michael E. Bernstein is President and Chief Operating Officer of Cobalt. Mr. Bernstein was elected as President and Chief Operating Officer of Cobalt in December of 2002. Prior to his election as President and Chief Operating Officer, Mr. Bernstein served as Senior Vice President since February of 2000. He was elected President of Compcare in July of 2001. He has served in various capacities with Cobalt's subsidiaries since 1987. Mr. Bernstein was elected President and Chief Operating Officer of BCBSUW in December of 2002 and a director in March of 2001. Prior to his current position with BCBSUW, Mr. Bernstein served as Senior Vice President of BCBSUW since March of 2000. Before rejoining Cobalt and BCBSUW, Mr. Bernstein served as Executive Vice President for the University of Wisconsin Medical Foundation in Madison, Wisconsin from 1998 through 1999. From 1996 to 1998, Mr. Bernstein was Senior Vice President at University Health Care, Inc., Madison, Wisconsin. From 1987 to 1996, Mr. Bernstein held a variety of positions with Cobalt's subsidiaries, beginning with staff attorney and concluding with Regional Vice President.

     Mark A. Caron is Senior Vice President and Chief Information Officer of Cobalt. Mr. Caron was elected a Senior Vice President in July of 2002. He has served in various capacities with Cobalt's subsidiaries since 2002. Prior to joining Cobalt, Mr. Caron served as a managing partner at Spring Valley Technologies in Springvale, Maine from 2000 to 2002. From 1997 to 2000, Mr. Caron served as Senior Vice President and Chief Information Officer of BlueCross BlueShield of Massachusetts.

     Timothy F. Cullen is Senior Vice President of Corporate and Public Affairs for Cobalt. Mr. Cullen was elected as Senior Vice President in December of 2002. He previously served as Vice President since May of 2001. He was elected President and Chief Operating Officer of the government programs division of BCBSUW in 1991, and was elected Chairman of UGS in January of 1999. Mr. Cullen currently serves as Chairman of Government Health Services, LLC, and was elected to that position in August of 2002. Mr. Cullen has served in various capacities with subsidiaries of the Predecessor and Cobalt since 1988. Prior to joining Cobalt and BCBSUW, he was secretary of health and social services for the State of Wisconsin from 1987 to 1988. From 1974 to 1986, Mr. Cullen was a Wisconsin state senator and served three terms as senate majority leader.

     Dennis G. Fallon is Senior Vice President of Sales and Marketing for Cobalt. He was elected Senior Vice President in December of 2002. He has served in various capacities with Cobalt's subsidiaries since 2002. Prior to joining Cobalt, Mr. Fallon was regional vice president of sales for Cigna HealthCare in Atlanta, Georgia from 1997 to 2001. From 1995 to 1997, Mr. Fallon served as Vice President and Chief Sales Officer at Empire Blue Cross Blue Shield, and also held various director and officer level sales positions from 1992 to 1995. Prior to joining Empire Blue Cross Blue Shield, Mr. Fallon was the Director of Corporate General Sales of Horizon Blue Cross Blue Shield of New Jersey.

     Lorna J. Granger is Senior Vice President, General Counsel, and Corporate Secretary of Cobalt. Ms. Granger's responsibilities include overseeing the legal staff for Cobalt Corporation and its subsidiary, BCBSUW. She also serves as an officer and director of various Cobalt subsidiaries, including BCBSUW and Compcare. Prior to joining Cobalt in February 2003, Ms. Granger was the Managing Partner of the Milwaukee and Waukesha offices of Michael Best & Friedrich LLP since July of 2001, and was Partner from 1989 to July of 2001.

     Gail L. Hanson is Senior Vice President, Treasurer, and Chief Financial Officer. Ms. Hanson is a Certified Public Accountant, holds a Chartered Financial Analyst designation, and received an MBA from the University of Chicago. Ms. Hanson was Treasurer of the Predecessor since 1987 and has been Treasurer of Cobalt since its formation in 1998. She was elected a Vice President of the Predecessor in 1996. Ms. Hanson was named Chief Financial Officer of Cobalt effective August 1, 1999. She was elected Senior Vice President in May of 2001. Ms. Hanson has also served in various capacities with subsidiaries of the Predecessor and Cobalt since 1984. Ms. Hanson has been Senior Vice President of BCBSUW since December of 2000; and Treasurer since 1987. Ms. Hanson had been Vice President of BCBSUW since 1996, Chief Financial Officer since 1999, and Assistant Vice President since 1987, having joined BCBSUW in 1984 as the Controller of United Wisconsin Insurance Company ("UWIC"). Prior to joining BCBSUW, Ms. Hanson was an audit manager with PricewaterhouseCoopers LLP.

     Kathy A. Ledvina is Senior Vice President of Health Operations for Cobalt. She was elected Senior Vice President in December of 2002. She has served in various capacities with Cobalt's subsidiaries since 2002. Prior to joining Cobalt, Ms. Ledvina was Director of Finance at Aurora Health Care from 1995 to 2002. Prior to joining Aurora Health Care, Ms. Ledvina served as Director of Finance at CompcareBlue from 1993 to 1995 and Manager of Internal Audit of the Predecessor from 1991 to 1993.

     Michael J. Murray is Senior Vice President and Chief Actuary of Cobalt. Mr. Murray is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Mr. Murray was elected a Senior Vice President in December of 2002. He was elected as Vice President in June of 2001. Prior to joining Cobalt, Mr. Murray was Vice President and Chief Actuary of HealthNow New York Inc. in Buffalo, New York, (the parent company of Blue Cross & Blue Shield of Western New York and Blue Shield of Northeastern New York) from 1996 to 2000. Mr. Murray started his career in 1981 as an actuary with Aetna Insurance Company, and held various positions directing the pricing, underwriting, and reserving of group medical, dental, and HMO lines of business.

     Kathryn K. Potos is Senior Vice President of Human Resources for Cobalt. Ms. Potos was elected as Senior Vice President in December of 2002. She was elected as Vice President in May of 2001. Ms. Potos was Director of Human Resources of the Predecessor from 1993 to 1998, having joined the Predecessor in 1992 as a staff attorney. Ms. Potos was previously employed with BCBSUW from 1998 to 2001 as Regional Vice President.

     Penny J. Siewert is Senior Vice President of Individual and Specialty Risk for Cobalt. Ms. Siewert was elected Vice President of Regional Services of the Predecessor in 1995 and Senior Vice President of Cobalt in May of 2001. Ms. Siewert joined BCBSUW in 1977 and has served in various capacities. Ms. Siewert was elected Vice President of Operations for BCBSUW in 1990, Vice President of Special Markets in 1992, Vice President of Regional Services in 1995, and Senior Vice President in March of 1999.

                                     PART II


ITEM 5.  Market For Registrant's Common Equity

     Cobalt's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CBZ". The following table sets forth the per share high and low sale prices for Cobalt's common stock as reported on the NYSE for the periods after the March, 2001 combination of BCBSUW and UWS and for the UWS common stock (NYSE: UWZ) for all periods prior to the Combination, along with the cash dividends paid per share for those periods, respectively.

                                          High       Low     Cash Dividends Paid
                                          ----       ---     -------------------
Year ended December 31, 2002:
    First Quarter                         $9.05     $5.33              -
    Second Quarter                        23.45      8.65              -
    Third Quarter                         23.40     14.11              -
    Fourth Quarter                        18.70     12.15              -

Year ended December 31, 2001:
    First Quarter                         $7.99     $3.38              -
    Second Quarter                         8.00      4.90              -
    Third Quarter                          9.05      4.37              -
    Fourth Quarter                         7.00      3.99              -

     As of March 7, 2003, there were 216 shareholders of record of common stock. Based on information obtained from Cobalt's transfer agent and from participants in security position listings and otherwise, Cobalt has reason to believe there are more than 3,300 beneficial owners of shares of common stock.

ITEM 6.  Selected Consolidated Financial Data

     The following selected financial data are derived from our consolidated financial statements. The data should be read in conjunction with our consolidated financial statements, the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

     We were formed in March 2001 as the successor to substantially all of the operations of BCBSUW and UWS. Under accounting principles generally accepted in the United States, our financial statements reflect the business and assets of BCBSUW, without UWS, for periods through March 31, 2001, and the combined businesses of BCBSUW and UWS for periods after that date. This presentation limits the comparability of the financial and operating data set forth below.

                                                                   Years Ended December 31,
                                              -------------------------------------------------------------------
                                                 1998          1999         2000          2001            2002
                                              ----------    ----------   ----------   ------------    -----------
Statement of Operations Data(1):                        (Dollars in thousands, except per share data)
Revenues:
  Premium                                       $361,965     $418,949     $538,080     $1,255,391    $1,373,760
  Government services                             31,667       52,259       70,305        117,192       111,719
  Other                                           25,302       25,970       24,715         40,655        48,167
                                              ----------    ----------   ----------   ------------    -----------
      Total health services revenue              418,934      497,178      633,100      1,413,238     1,533,646
  Investment income, net                          11,886       10,496       10,092         11,637        14,845
  Net realized investment gains (losses)           1,615        8,014         (509)           845        (1,141)
                                              ----------    ----------   ----------   ------------    -----------
         Total revenues                          432,435      515,688      642,683      1,425,720     1,547,350
Expenses:
  Medical and other benefits                     297,885      376,814      497,822      1,119,218     1,166,671
  Selling, general, administrative and other     133,153      158,187      176,878        303,208       323,239
  Other(2)                                           115          744          922          5,697           675
                                              ----------    ----------   ----------   ------------    -----------
         Total expenses                          431,153      535,745      675,622      1,428,123     1,490,585
                                              ----------    ----------   ----------   ------------    -----------
Operating income (loss) from continuing
  operations                                       1,282      (20,057)     (32,939)        (2,403)       56,765
Income tax (expense) benefit                          78            -         (548)         1,871        (7,304)
Income (loss) from investment in
  affiliates, net of tax(3)                        3,991      (22,690)      (6,526)       (22,724)       15,556
                                              ----------    ----------   ----------   ------------    -----------
Income (loss) from continuing operations           5,351      (42,747)     (40,013)       (23,256)       65,017
Income from discontinued operations                    -            -            -            951         8,938
                                              ----------    ----------   ----------   ------------    -----------
Net income (loss)                               $  5,351     $(42,747)    $(40,013)    $  (22,305)    $  73,955
                                              ==========    ==========   ==========   ============    ===========

Diluted earnings (loss) per share from
  continuing operations(4)(5)                      $0.17       $(1.37)      $(1.28)        $(0.61)        $1.54
Total diluted earnings (loss) per
  share(4)(5)                                       0.17        (1.37)       (1.28)         (0.58)         1.75

Operating Statistics(1):
Total consolidated loss ratio(6)                    82.3%        89.9%        92.5%          89.2%         84.9%
Selling, general, administrative and other
  expense ratio(7)                                  31.8%        31.8%        27.9%          21.5%         21.1%
Net income (loss) margin(8)                          1.2%        (8.3)%       (6.2)%         (1.6)%         4.2%


                                                                     As of December 31,
                                                 1998          1999         2000          2001            2002
                                              ----------    ----------   ----------   ------------    -----------
Balance Sheet Data (1):                                                (In thousands)
Cash and investments(9)                         $109,447      $57,383      $45,678      $243,368         $436,360
Total assets                                     443,186      381,400      394,205       727,322          869,899
Long-term debt, including current portion              -            -            -         7,500           29,950
Total shareholders' equity                       250,991      200,109      168,943       208,222          302,519
____________
(1)  Prior to March 31, 2001, data reflect only the operations of BCBSUW, accounting for UWS and AMSG as investments in affiliates.
(2)  Includes interest and amortization of goodwill.
(3)  Includes UWS (prior to March 31, 2001) and AMSG.
(4)  When we report a net loss, potentially dilutive securities are not included in the calculation of earnings per share because their inclusion would have an antidilutive effect.
(5)  The 31,313,390 shares of our common stock issued to the Foundation in the Combination were used to calculate earnings per share for all periods prior to March 31, 2001.
(6)  Includes all insured products (medical, dental, disability, etc.). UWS is included in all periods subsequent to
     March 31, 2001. Prior to March 31, 2001, the ratio is based on BCBSUW only.
(7)  Represents selling, general, administrative and other expenses as a percentage of health services revenue.
(8)  Represents income (loss) from continuing operations as a percentage of total revenues.
(9)  Excludes investments in affiliates.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following presents our management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our consolidated financial statements and notes thereto and the information set forth under the caption "Risk Factors." This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those anticipated in these forward-looking statements.

Overview

     Cobalt Corporation ("Cobalt," the "Company," or "we") is the leading managed care company in Wisconsin based on 2001 premium statistics published by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") and we offer a broad portfolio of managed care and insurance products to employers, individuals, and government entities. We have an exclusive license to utilize the Blue Cross and Blue Shield service marks in Wisconsin, giving us a unique position in that market. As of December 31, 2002, we serviced 800,361 insured and self-funded members in our medical operations and 472,374 insured and self-funded members in our dental programs (including in both cases members obtained in the December 31, 2002 acquisition of Claim Management Services, Inc. ("CMSI")).

     During 1999 and 2000, we experienced large operating losses. These losses were due primarily to our Medicare+Choice line of business and self-funded business. Additionally, United Wisconsin Services, Inc. ("UWS") reported losses in 2001 arising from its federal employee contracts and a conversion of certain of its provider arrangements from capitation to a fee-for-service model. During this period we also experienced difficulties in implementing new information systems, which impaired our ability to identify trends indicating increasing medical costs, leading to writing unprofitable contracts. These factors led to increased medical loss ratios and resulting losses. In addition, the resulting adverse effect on our capital position led to discussions with the OCI and the BlueCross BlueShield Association (the "Association") regarding our plans for capital improvement.

     To address these issues, we developed a plan to improve our core business while divesting non-core businesses and assets. In our core business, we focused on:

     o    discontinuing unprofitable business lines;

     o    repricing or terminating unprofitable customer contracts;

     o improving underwriting techniques and pricing products appropriately to reflect underlying cost trends;

     o    negotiating improved terms in our provider contracts; and

     o    bolstering management in key areas.

     In implementing this plan, we exited the Medicare+Choice line of business as of January 1, 2002 and elected to not renew certain unprofitable customer contracts. We have also strengthened our senior actuarial and underwriting staff, adopted more stringent underwriting standards, and applied these standards to achieve better pricing for new contracts, as well as those contracts up for renewal. In addition, we have negotiated more favorable provider contracts and have improved our product mix by increasing enrollment in our Medicare supplement business and reducing unprofitable self-funded membership.

     We have divested certain non-core assets. We sold our behavioral health and medical management subsidiary, Innovative Resource Group, LLC ("IRG"), for approximately $27.0 million, resulting in a pre-tax gain of approximately $11.0 million. Additionally, during 2002, we reduced our investment in American Medical Security Group, Inc. ("AMSG") common stock from 45.2% of the shares outstanding to 10.7%, relieving us of our statutory capital requirement relating to AMSG. On January 3, 2003, we sold our remaining shares of AMSG common stock.

     Through this strategy, we have improved our core operations. Although resulting in decreased membership and premium revenue for Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") and our health maintenance organizations ("HMOs"), our strategy has substantially improved loss ratios and overall profitability. Our income from continuing operations improved to $65.0 million in 2002 from losses of $23.3 million in 2001 and $40.0 million in 2000. Had the Combination occurred at the beginning of 2000 and the operations of the UWS business been included for all periods presented, the improvement in overall profitability between years would have been even greater. (See Item 8, Note 1 - "Organization, Accounting for Conversion and Combination, and Basis of Presentation.") During 2001, we experienced significant improvement in our core operations, although we recorded a substantial loss, primarily due to a $25.2 million write-down of our minority investment in AMSG. We intend to continue our strategy of focusing on our core business and pursuing opportunities to expand margins, increase market share and divest additional non-core assets.

     For financial reporting purposes, we have been able to reduce income tax expense through utilization of certain net operating loss carryforwards that were subject to a full valuation allowance. The majority of such net operating loss carryforwards were exhausted during the fourth quarter of 2002 for book purposes, and our effective tax rate will therefore increase in 2003.

Capitated and Other Service Arrangements

     Compcare Health Services Insurance Corporation ("CompcareBlue"), Valley Health Plan, Inc. ("Valley"), and Unity Health Plans Insurance Corporation ("Unity") utilize capitation and risk-sharing programs with certain physician groups and hospitals to manage the cost of health care provided to members. BCBSUW has not employed capitation or risk sharing arrangements to any significant extent. Capitation is an arrangement whereby we pay medical providers a set fee per member per month in exchange for providing health care services.

     As of December 31, 2000 and for the year then ended, medical and other benefits expense in the consolidated statements of operations and medical and other benefits payable in the consolidated balance sheets do not include any significant amounts relating to capitated arrangements as these periods were prior to the combination of UWS and BCBSUW on March 23, 2001 (the "Combination"). For the year ended December 31, 2001, medical and other benefits expense included $94.3 million relating to capitated medical and dental arrangements, representing 8% of the total medical and other benefits expense, and medical and other benefits payable at December 31, 2001 included $4.3 million relating to capitated arrangements. For the year ended December 31, 2002, medical and other benefits expense included $105.2 million relating to capitated medical and dental arrangements, representing 9% of total medical and other benefits expense, and medical and other benefits payable at December 31, 2002 included $1.1 million relating to capitated arrangements.

     Costs associated with utilizing risk-sharing arrangements represented less than 1% of total medical and other benefits expense for all periods presented.

Summary of Membership, Revenue, and Ratios

     The number of "members" is equivalent to the number of persons covered by contracts in force. A covered person may be counted in more than one category. Member equivalents relating to individuals who access medical care under the BlueCard preferred provider organizations ("PPO") program are not included.

                                                                          As of December 31,
                                                                2000             2001            2002
                                                             ------------    ------------   -------------
  Membership at end of period:
     Insured medical products                                    255,289         530,480        456,836
     Self-funded medical products                                184,819         131,671        343,525
     Insured dental products                                     145,955         317,071        300,329
     Self-funded dental products                                  50,785          37,975        172,045
     Other insured products                                            -         275,495        246,675
                                                             ------------    ------------   -------------
            Total                                                636,848       1,292,692      1,519,410
                                                             ============    ============   =============

                                                                      Year Ended December 31,
                                                               2000             2001              2002
                                                          ---------------   --------------    -------------
                                                                   (In thousands, except ratios)
  Revenue:
      Insured medical products                               $510,638         $1,150,420       $1,240,082
      Self-funded products                                     24,716             28,067           30,638
      Specialty managed care products and services             29,922            142,009          185,110
      Government services                                      70,305            117,192          111,719
      Other operations(1)                                      (2,481)           (24,450)         (33,903)
                                                          ---------------   --------------    -------------
           Total health services revenue                      633,100          1,413,238        1,533,646
      Investment income, net                                   10,092             11,637           14,845
      Net realized investment gains (losses)                     (509)               845           (1,141)
                                                          ---------------   --------------    -------------
           Total                                             $642,683         $1,425,720       $1,547,350
                                                          ===============   ==============    =============

  Health services revenue (as a percentage of the total):
      Insured medical products                                  80.7%              81.4%            80.9%
      Self-funded products                                       3.9                2.0              2.0
      Specialty managed care products and services               4.7               10.0             12.0
      Government services                                       11.1                8.3              7.3
      Other operations(1)                                       (0.4)              (1.7)            (2.2)
                                                          ---------------   --------------    -------------
           Total                                               100.0%             100.0%           100.0%
                                                          ===============   ==============    =============

  Insured medical products:
      Loss ratio(2)                                             93.5%              90.6%            86.4%
      Selling, general, administrative, and other
        expense ratio(3)                                        12.0%               9.6%            11.2%
__________
(1) Consists primarily of intracompany eliminations.
(2) Insured medical benefit as a percentage of insured medical products revenue.
(3) Insured selling, general, administrative, and other expenses as a percentage of insured medical products revenue.

Results of Operations

     All financial data in the Results of Operations section are gross numbers and, therefore, are not net of intracompany eliminations.

Comparison of Results of Fiscal Year 2002 with Fiscal Year 2001

     Results for the fiscal year 2002 include the combined operations of BCBSUW and UWS (also known as Cobalt) for the entire year, with BCBSUW's investment in AMSG accounted for under the equity method as an investment in affiliate through May 31, 2002. Results for the fiscal year 2001 include the operations of BCBSUW for the entire year and UWS for the nine-month post-combination period, with BCBSUW's investment in AMSG accounted for under the equity method as an investment in affiliate.

   Total Revenues

     Total revenues in 2002 increased 8.5% to $1,547.4 million compared to $1,425.7 million in 2001. This increase was primarily due to the Combination and resultant inclusion of an additional quarter of the UWS business. Premium rate increases on continuing insured medical products business, partially offset by a decline in insured membership, was another factor contributing to the increase.

     Insured Medical Products

     Insured medical products revenue in 2002 increased 7.8% to $1,240.1 million from $1,150.4 million in 2001. The increase in premium revenue in 2002 is primarily due to the Combination and resultant addition of one quarter of the UWS business. The number of insured medical members as of December 31, 2002 decreased to 456,836 from 530,480 as of December 31, 2001. The decrease in membership in 2002 is primarily due to BCBSUW's exit from the Medicare+Choice program, effective January 1, 2002, and cancellations of unprofitable business in the Milwaukee market.

     Self-Funded Products

     Self-funded administrative fees in 2002 increased 8.9% to $30.6 million from $28.1 million in 2001. Self-funded medical and dental membership increased to 515,570 as of December 31, 2002 from 169,646 as of December 31, 2001. The large increase in membership in 2002 is attributable to the acquisition of CMSI on December 31, 2002. No revenue relating to CMSI was recorded during 2002. The increase in administrative fees is attributable to increased volume in the BlueCard PPO program, offset by cancellations of commercial groups. BlueCard PPO program administrative fees in 2002 increased 60.0% to $13.4 million from $8.4 million in 2001. Under the BlueCard PPO program, we do not maintain membership but receive an administrative fee and percentage of discounts for members from other Blue Cross and Blue Shield plans ("Blue Plans") that access medical care in Wisconsin.

     Specialty Managed Care Products and Services

     Specialty managed care products and services revenue in 2002 increased 30.4% to $185.1 million from $142.0 million in 2001 primarily due to the Combination and resultant addition of one quarter of the UWS business. Premium rate increases, offset by decreases in total membership due to cancellations in the dental, disability, life, and accidental death and dismemberment lines, were other factors contributing to the 2002 results.

     Government Services

     Government services revenue in 2002 decreased 4.7% to $111.7 million from $117.2 million in 2001. The decrease in revenues between 2002 and 2001 is largely due to a $7.4 million decrease in Medicare reimbursement partially offset by an approximately $1.9 million increase in Medicaid claim processing services. The decrease in Medicare revenue is largely attributable to implementing several expense reduction measures that saved the Medicare program $5.7 million between December 31, 2001 and December 31, 2002. Additionally, we recorded a one-time reimbursement of $1.7 million in 2001. The Medicaid revenues increased approximately $1.9 million due to new funding levels obtained from a contract extension effective January 1, 2002.

   Investment Income and Realized Investment Gains (Losses)

     Net investment income and realized investment gains (losses) in 2002 increased 9.6% to $13.7 million from $12.5 million in 2001. Included in net realized investment gains (losses) in 2002 are $3.2 million in losses relating to fixed income investments for which impairment in value was deemed to be other-than-temporary. The increase in net investment income and realized investment gains (losses) in 2002 is primarily due to an increase in invested assets resulting from several factors, including the addition of one quarter of earnings on the UWS invested assets due to the Combination, and investment income on proceeds from the sales of AMSG shares and IRG. Partially offsetting the increase in investment income from invested assets was the elimination of BCBSUW investment income related to intracompany financing arrangements with UWS, subsequent to March 31, 2001, due to the Combination and a decrease in interest rates on new investment purchases. Average annual investment yields, excluding net realized investment gains, investment income from affiliates, and other interest income, were 4.4% in 2002 and 5.8% in 2001.

     Average invested assets in 2002 increased 98.2% to $330.0 million from $166.5 million in 2001. The improvement in 2002 is primarily due to favorable cash flow from operations and proceeds from the sale of AMSG shares and the sale of IRG.

     At December 31, 2002, lower than investment grade bonds represented 4.3% of our investment portfolio.

   Expense Ratios

     Loss Ratio

     The insured medical products loss ratio in 2002 was 86.4% compared with 90.6% in 2001. The continued improvement in the insured medical products loss ratio is primarily due to the exiting of unprofitable business in the Milwaukee market and improved underwriting discipline.

     Selling, General, Administrative, and Other Expense Ratio

     For our insurance subsidiaries, the selling, general, administrative, and other ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments, and claim interest expense. For non-insurance subsidiaries, the SGA expense ratio includes operating expenses only.

     The insured medical products SGA expense ratio in 2002 was 11.2% compared with 9.6% in 2001. The increase in the SGA expense ratio in 2002 resulted primarily from a decrease in revenue from cancellation of unprofitable business that was not matched by a decrease in staff due to efforts to maintain service levels. Fourth quarter 2002 SGA expenses included $2.5 million related to the consolidation of operating centers, of which $2.3 million related to the insured medical segment.

     The expense ratio for self-funded products in 2002 improved to 91.8% from 113.9% in 2001. The improved expense ratio is primarily the result of an increase in the volume of business serviced under the BlueCard PPO program. Costs associated with servicing this business are significantly lower than the costs associated with servicing other self-funded accounts. In addition, increases in administrative fees on existing self-funded business have contributed to the improvement in the expense ratio.

     The combined loss and expense ratio for specialty managed care products and services in 2002 improved to 95.6% from 98.0% in 2001. The improvement in 2002 is primarily due to a decrease in the combined loss and expense ratio for the specialty insurance lines, which is a result of the loss ratio for our disability business improving in 2002 to 64.3% from 85.6% in 2001. This significant improvement is due to rate increases and favorable claims experience.

     The operating expense ratio for government services in 2002 improved to 98.6% from 99.3% in 2001. The improved expense ratio is primarily a result of the increased funding on an existing subcontract for the Medicaid claim processing services. The increased funding resulted from a contract extension that became effective January 1, 2002.

     SGA expenses recorded at the corporate holding company in 2002 include an accrual for a $1.0 million contribution due the Wisconsin United for Health Foundation, Inc. (the "Foundation") on February 1, 2003. In addition, during the fourth quarter of 2002, $1.2 million of offering expenses were recorded due to our decision not to sell any shares of Cobalt stock in the Foundation's offering in early 2003. Offsetting these charges was a favorable vendor settlement of $3.8 million recorded during the first quarter of 2002.

   Other Expenses

     As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002, there was no goodwill amortization recorded in 2002. This compares with goodwill amortization of $5.1 million recorded in 2001.

   Income (Loss) from Investment in Affiliates

     In 2002, the income from investment in affiliates improved to $15.6 million compared to a loss of $22.7 million in 2001. The results in 2002 were primarily comprised of our equity in AMSG net income of $3.8 million combined with a net gain of $10.0 million on the sale of 4.4 million shares of AMSG stock during the first two quarters. As a result of the sale of these shares, our percentage ownership of AMSG stock decreased below 20% and therefore, the remaining investment was no longer reported under the equity method of accounting as of June 1, 2002. A gain on the subsequent sale of an additional 0.5 million shares was recorded in realized investment gains. In addition, we recognized income of $1.6 million in the second quarter of 2002, which relates primarily to our proportionate share of tax benefit recorded by Family Health Systems, Inc. ("FHS"), a 50% owned affiliate, due to a change in tax laws regarding the carry-back of net operating losses.

     The $22.7 million loss in 2001 is primarily comprised of equity in AMSG earnings of $2.0 million for 2001 and BCBSUW's share of UWS earnings of $0.4 million for the first quarter of 2001 (prior to the Combination), offset by a $25.2 million write-down of the investment in AMSG to its market value as of December 31, 2001. This write-down was deemed appropriate based on management's decision to no longer classify the investment in AMSG as a strategic long-term asset. The decrease in the investment in affiliates balance between 2002 and 2001 in the accompanying consolidated balance sheets primarily results from the sale of AMSG shares and the reclassification of our remaining investment in AMSG, which is no longer reported under the equity method of accounting. Effective with the June 2002 balance sheet, the investment in AMSG is reported as an available-for-sale investment at fair market value.

   Income Taxes

     Income tax expense for financial reporting purposes in 2002 was reduced through utilization of certain net operating loss carryforwards that were subject to a valuation allowance that had been established by a charge to income tax expense. The majority of such net operating loss carryforwards were exhausted for book purposes during the fourth quarter of 2002, and our effective tax rate for financial reporting purposes will therefore increase in 2003. In 2002, we recorded current tax expense of $7.8 million offset by a deferred tax benefit of $0.5 million. In 2001, we recorded a current income tax benefit of $2.2 million offset by deferred tax expense of $0.3 million.

   Income (Loss) from Discontinued Operations

     Income from discontinued operations in 2002 consisted of the first quarter net operating loss of IRG of $0.7 million and an after-tax gain on the sale of IRG on March 29, 2002 in the amount of $9.6 million.

   Net Income (Loss)

     In 2002, net income improved to $74.0 million compared to a net loss of $22.3 million for 2001. The enhanced operating results reflect improvement of $59.2 million in operating income from continuing operations, improvement of $38.3 million in income from investment in affiliates, and improvement of $8.0 million in income from discontinued operations, offset by a $9.2 million increase in income taxes. The improvement in operating income from continuing operations primarily reflects improvement in the insured medical products loss ratio (resulting from exiting the Medicare+Choice program, cancellations of unprofitable business, and premium rate increases), increased volume in the BlueCard PPO program, and the $3.8 million favorable vendor settlement recorded as a reduction to SGA expenses, offset by the $1.0 million contribution to the Foundation, and $1.2 million in offering expenses. The improvement in income from investment in affiliates reflects net realized gains of $10.0 million on the sale of certain AMSG shares, along with the $1.6 million in income related to FHS and improved 2002 operating results at AMSG. The income from discontinued operations primarily reflects the net realized gain of $9.6 million on the sale of IRG.

Comparison of Results of Fiscal Year 2001 with Fiscal Year 2000

     The results for 2001 include the operations of the combined UWS and BCBSUW entities effective March 31, 2001 with AMSG continuing to be accounted for using the equity method. Prior to March 31, 2001, the results include the operations of BCBSUW and its investment in UWS and AMSG accounted for using the equity method. The comparison between 2001 and 2000 is largely explained by the addition of UWS results for the last three quarters of 2001 following the Combination.

   Total Revenues

     Total revenues in 2001 increased 121.8% to $1,425.7 million from $642.7 million in 2000. The increase in 2001 is due primarily to the Combination and the resultant addition of the UWS business. UWS contributed $686.8 million in revenue in 2001 or 106.9% of the total 121.8% increase for the year. Other factors contributing toward the increase in 2001 include premium rate increases on the insured medical product business, the re-pricing of self-funded products, and new government fee based contracts.

     Insured Medical Products

     Insured medical products revenue in 2001 increased 125.3% to $1,150.4 million from $510.6 million in 2000. The increase in 2001 is primarily due to the Combination and the resultant addition of UWS business.

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

     Self-Funded Products

     Self-funded administrative fees in 2001 increased 13.8% to $28.1 million from $24.7 million in 2000. The increase in 2001 results from an increase of approximately 60% in the administrative fee per member per month due to the targeted re-pricing of self-funded business in order to eliminate unprofitable business. The pricing increases were partially offset by a reduction in non-HMO self-funded membership.

     Specialty Managed Care Products and Services

     Specialty managed care products and services revenue in 2001 increased 374.9% to $142.0 million from $29.9 million in 2000. The increase in 2001 primarily resulted from the addition of $113.4 million in revenues from the UWS specialty business, which includes life, accidental death and dismemberment, dental, disability, workers' compensation products, along with electronic claim submission, cost containment, and receivables management services. The number of specialty managed care members in 2001 increased to 592,566 from 145,955 in 2000. The total increase in membership of 446,611 reflects a decrease of 13,981 members in BCBSUW insured dental membership, offset by the addition of 460,592 members from the UWS specialty risk business.

     Government Services

     Government services revenue in 2001 increased 66.7% to $117.2 million from $70.3 million in 2000. The increase from 2000 to 2001 is attributable to significant growth in the volume of Medicare claims processed, due to being awarded additional government contracts. Effective December 1, 2000, United Government Services, LLC, ("UGS") became the Medicare Part A Intermediary for certain additional states and U.S. territories. In addition, also effective December 1, 2000, UGS became the Regional Home Health Intermediary for certain additional states and U.S. territories.

   Investment Income and Realized Investment Gains (Losses)

     Net investment income and realized investment gains (losses) in 2001 increased 30.2% to $12.5 million from $9.6 million in 2000. The addition of UWS increased the 2001 investment income and realized investment gains (losses) by $7.9 million. However, offsetting this increase was the elimination of BCBSUW investment income related to intracompany financing arrangements with UWS, subsequent to March 31, 2001, due to the Combination. This intracompany investment income amounted to $5.5 million in 2000, as compared to $1.3 million in 2001, based on the amount recorded through March 31, 2001. Average annual investment yields, excluding net realized investment gains, intracompany investment income and other interest income were 5.8% and 7.0% for 2001 and 2000, respectively.

     Average invested assets in 2001 increased 254.3% to $166.5 million from $47.0 million in 2000. The improvement in 2001 is due primarily to the Combination and resultant addition of UWS at the end of the first quarter of 2001.

     At December 31, 2001, lower than investment grade bonds represented 0.4% of our investment portfolio.

     Net investment gains (losses) are realized in the normal investment process in response to market opportunities. Realized gains were $0.8 million in 2001 compared to realized losses of $0.5 million in 2000.

   Expense Ratios

     Loss Ratio

     The insured medical products loss ratio for 2001 (which consists of the BCBSUW insured medical business for the full twelve months, and the HMO business after March 31, 2001) was 90.6%, compared with 93.5% for 2000 (which includes only the BCBSUW business). The decrease in the medical loss ratio in 2001 is primarily the result of pricing increases and other cost control measures instituted in response to higher than anticipated medical utilization and cost trends. In addition, the higher loss ratio for 2000 also reflects the effect of a premium deficiency reserve of $3.6 million recorded during the second half of 2000 on the Medicare+Choice business. The premium deficiency reserve amount recorded as of December 31, 2000 represented estimated losses throughout 2001. The remainder of the premium deficiency reserve was reversed in 2001, as a result of our exiting the business effective January 1, 2002.

     The BCBSUW medical loss ratio for 2001 (excluding HMO business) was 85.7%, compared with 93.5% for 2000. This improvement is partially attributable to a reduction in the medical loss ratio in the Medicare+Choice business to 94.8% in 2001 from 127.3% in 2000, on comparable revenues. The loss ratio for 2001 for the HMO business was 94.4% compared with 95.2% in 2000. The slight improvement is the result of our re-pricing efforts and reduction of unprofitable business.

     Selling, General, Administrative, and Other Expense Ratio

     The insured medical products SGA expense ratio for 2001 was 9.6% compared with 12.0% for 2000. The improved SGA expense ratio in 2001 is the result of additional expense control measures instituted, combined with a higher premium base in 2001 due to pricing increases. In addition, the insured medical products SGA ratio in 2000 includes the effect of a $2.4 million write-off of deferred acquisition costs related to the Medicare+Choice business.

     The self-funded products expense ratio for 2001 improved to 113.9% from 144.7% in 2000. This improvement is due to continued efforts to eliminate unprofitable business through price increases.

     The combined loss and expense ratio for specialty managed care products and services in 2001 improved to 98.0%, compared with 100.0% for 2000. The 2000 ratio includes only the BCBSUW dental business, whereas the 2001 ratio includes both BCBSUW dental and the UWS specialty managed care products and services business. The UWS specialty business includes cost containment services and electronic claims services, which typically run at a lower overall operating expense ratio, thus improving the combined ratio.

     The expense ratio for government services in 2001 and 2000 remained constant at 99.3%.

   Other Expenses

     Goodwill amortization totaling $5.1 million and $0.6 million was recorded for 2001 and 2000, respectively. Of the total $5.1 million of goodwill amortization recorded for 2001, $3.3 million relates to $65.6 million of goodwill recorded in 2001 for the Combination as a result of purchase accounting, which until the effective date of SFAS No. 142 was being amortized on a straight-line basis over a period of 15 years. In addition, the 2001 amortization expense includes amortization related to the 1999 purchase by BCBSUW of 1.4 million additional shares of UWS stock, which had been amortized on a straight-line basis over a period of 15 years. Amortization expense for 2000 included amortization related to the purchase by BCBSUW of the 1.4 million additional shares of UWS stock discussed above. In addition, goodwill amortization has been recorded for various past acquisitions of subsidiaries and additional insurance business.

   Loss from Investment in Affiliates

     The loss from investment in affiliates increased to $22.7 million in 2001 from $6.5 million in 2000. The $22.7 million loss in 2001 is comprised of our pro rata share of AMSG's net income of $2.0 million for 2001, BCBSUW's share of UWS income of $0.4 million for the first quarter of 2001, and other affiliate net income of $0.1 million, offset by a $25.2 million write-down of the investment in AMSG to its market value as of December 31, 2001. This write-down was deemed appropriate based on management's decision to no longer classify the investment in AMSG as a strategic long-term asset. The 2000 loss from investment in affiliates of $6.5 million is comprised of a $7.6 million loss related to UWS, offset by a $1.1 million equity share in the net income of AMSG.

   Income Taxes

     We recorded an income tax benefit of $1.9 million in 2001 compared to tax expense of $0.5 million in 2000. The tax benefit recorded in 2001 was greater than a benefit calculated at the federal statutory income tax rate due primarily to the reversal of an accrual during 2001 in the amount of $1.5 million that was no longer deemed necessary. This accrual had been established by UWS prior to the Combination to cover estimated income tax exposures for the 1987 to 1994 tax years. Based on an analysis of tax liabilities performed at the end of 2001, management determined that the $1.5 million accrual was redundant with our full valuation allowance against net deferred tax assets, and the accrual was reversed into income.

     We recorded income tax expense of $0.5 million in 2000 compared to a tax benefit of $11.5 million calculated at the federal statutory rate, due primarily to the recording of a valuation allowance of $14.9 million on net deferred tax assets. The valuation allowance was recorded because management could not conclude that it was "more likely than not" that tax benefits from the 2000 loss would be realized due to a history of prior losses at BCBSUW.

   Income from Discontinued Operations

     Income from discontinued operations for 2001 of $1.0 million includes IRG's net operating results for the nine months ended December 31, 2001.

   Net Loss

     Consolidated net results improved in 2001 to a loss of $22.3 million compared to a loss of $40.0 million in 2000. The $22.3 million net loss in 2001 was the combination of an operating loss of $2.4 million and a loss from investment in affiliates of $22.7 million as discussed above, offset by an income tax benefit of $1.9 million and an after-tax gain on discontinued operations of $1.0 million. The improved 2001 operating results reflect improvement in the insured loss and SGA ratios, increases in administrative fees on the self-funded business and continued growth in government contract business over the prior year.

     As of December 31, 2001, a full valuation allowance was established against net deferred tax assets. We had a current income tax benefit of $2.2 million in 2001 compared to no current income tax expense or benefit in 2000. We recorded a deferred tax expense of $0.4 million in 2001 and $0.5 million in 2000, which related to a valuation allowance from a prior period.

Liquidity and Capital Resources

     Our sources of cash flow consist primarily of health services revenues and investment income. The primary uses of cash include medical and other benefit payments, as well as operating expense payments. Positive cash flows are invested pending future payments of medical and other benefits and other operating expenses. Our investment policies are designed to maximize yield, preserve principal, and provide liquidity to meet anticipated payment obligations.

     Our operating cash flow improved in 2002 compared to 2001. Cash provided by continuing operations improved to $55.6 million for the year ended December 31, 2002 from $11.1 million in cash provided by continuing operations for the year ended December 31, 2001. This reflects improved operating results in all four of our reporting business segments and improved cash collections related to balances due from clinics and providers. Cash used in investing activities for the year ended December 31, 2002 includes net proceeds of $73.9 million from the sale of 4.9 million shares of AMSG common stock, of which $68.6 million is reflected in proceeds from sale of investment in affiliate in our 2002 audited consolidated statement of cash flows. In addition, $17.0 million in cash proceeds were received from the sale of IRG. Cash used in investment activities for 2002 included $15.3 million cash used to acquire CMSI offset by $2.2 million cash acquired, and $10.8 million of net investments in property and equipment. Cash provided from financing activities during 2002 included net borrowings made of $22.1 million and proceeds received from the exercise of stock options of $7.3 million. The majority of the strong positive cash inflows for the year ended December 31, 2002 were used to purchase available-for-sale securities.

     To meet periodic cash flow requirements, we make borrowings under our bank line of credit ("LOC"). The line of credit is with a commercial bank and has an interest rate equal to the London Interbank Offered Rate ("LIBOR"), plus 2.0%, adjusted monthly with interest payments due monthly. The LOC permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company, up to $20.0 million. At December 31, 2002, the outstanding balance on this LOC was $7.5 million. The LOC terminates, and all borrowings then outstanding are due, on April 30, 2003.

     We also currently have a three-year revolving credit facility ("revolver") from M&I Marshall & Ilsley Bank that originated on August 7, 2002 and provides up to $30.0 million of available credit to us with the availability declining by $5.0 million after one year and an additional $10.0 million after two years. The revolver bears interest at a rate of LIBOR plus 1.50% to 2.50% depending on the timing and amount of borrowings. We have pledged the stock of our BCBSUW and CompcareBlue subsidiaries as collateral for the revolver. Our outstanding balance on the revolver was $30.0 million as of December 31, 2002.

     In addition, we had a term business note ("term note") with a commercial bank for $7.5 million originated on December 31, 2001, which was repaid in full in the third quarter of 2002. The term note had a rate of interest equal to LIBOR plus 1.5%, with payment of principal and interest due in quarterly installments beginning June 30, 2002.

     Interest expense on the LOC, revolver and the term note discussed above totaled $0.7 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively.

     The Association requires BCBSUW and CompcareBlue to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association. BCBSUW and CompcareBlue maintained these required levels as of December 31, 2002.

     Our investment portfolio consists primarily of investment-grade bonds and government securities, and has a limited exposure to equity securities. At December 31, 2002, $350.6 million or 90.7% of our total investment portfolio was invested in bonds and government securities compared with $178.2 million or 93.0% at December 31, 2001. Our investment in AMSG common stock represented approximately 5.0% of the total investment portfolio as of December 31, 2002. On January 3, 2003, we sold our remaining investment in AMSG shares, netting proceeds of $18.7 million, which were reinvested in bonds and government securities. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa3" at December 31, 2002 and "Aa2" at December 31, 2001. At December 31, 2002, $373.9 million or 96.7% of our total investment portfolio was classified as available-for-sale compared with $180.7 million or 94.3% at December 31, 2001. The market value of the total investment portfolio was greater than amortized cost by $14.3 million and $0.3 million at December 31, 2002 and December 31, 2001, respectively.

     Unrealized gains and losses on bonds classified as available-for-sale are included as a component of shareholders' equity, net of applicable deferred income taxes. We have no investments in mortgage loans, non-publicly traded securities (except for investments related to our affiliates), or real estate held for investment.

     We have an outstanding line-of-credit in the amount of $15.0 million available to Health Professionals of Wisconsin, Inc., an affiliate of University Health Care, Inc. ("UHC"), which is a key provider for Unity. The balance was $3.0 million as of December 31, 2002. Interest is calculated using the quarterly prime rate and is due and payable annually on November 1.

Statutory Capital

     We are required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners ("NAIC") Risk Based Capital ("RBC")requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon a percentage of underwritten premiums, with the applicable percentage determined by line of business. In addition to statutory capital requirements, we, BCBSUW and CompcareBlue are required to maintain certain capital levels as determined by the Association. As of December 31, 2002 all of our insurance subsidiaries exceed the minimum capital requirements imposed by the State of Wisconsin and the Association.

Management's Plan

     Operating losses incurred during 1999 through 2001 reduced the statutory surplus of our insurance subsidiaries. Despite these operating losses and the implementation of changes in statutory accounting effective January 1, 2001, we complied with minimum capital and liquidity requirements of the OCI and the Association during 1999, 2000 and 2001. We maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intracompany debt obligations with the common stock of affiliated entities. Following a review by the OCI of these intracompany transactions, we agreed with the OCI as to how these transactions should be treated for surplus and capital calculations. In addition, at the request of the OCI, we prepared a plan of action to satisfy these intracompany obligations and strengthen our capital to assure that our insurance subsidiaries continue to satisfy the minimum capital and liquidity requirements of the OCI and the Association.

     The outstanding common stock of CompcareBlue provided the collateral for approximately $70 million we borrowed from BCBSUW. This intracompany balance has been eliminated in our consolidated balance sheets as of December 31, 2002 and 2001. In October 2002, we satisfied the $70 million obligation due BCBSUW through the transfer of all of the common stock of CompcareBlue to BCBSUW.

     We have substantially completed all aspects of the capital plan, significant provisions of which included the following:

     o Sell certain owned non-regulated subsidiaries for cash and/or notes prior to October 1, 2002. On March 29, 2002, we sold our behavioral health and medical management subsidiary, IRG, for $27.0 million, of which $17.0 million was received in cash.

     o Reduce BCBSUW's investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002. We reduced our investment in AMSG to 10.7% as of December 31, 2002, raising $73.9 million in net proceeds at BCBSUW. On January 3, 2003, we sold our remaining investment in AMSG, raising an additional $18.7 million in net proceeds at BCBSUW.

     o Obtain debt financing from one or more institutional lenders to fund holding company liquidity needs, including the repayment of the collateralized intracompany debt obligations between Cobalt and its regulated subsidiaries. We have obtained a $30.0 million revolver. During the third quarter of 2002, we repaid our intracompany obligation to United Wisconsin Insurance Company ("UWIC") of $22.8 million. As noted above, the remaining intracompany obligation between Cobalt and BCBSUW was satisfied through the contribution of CompcareBlue to BCBSUW.

     o Achieve our 2002 projected core earnings, which anticipated breakeven operating results for CompcareBlue for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001. We exceeded our projected core earnings for the year ended December 31, 2002, including progress toward obtaining breakeven results for CompcareBlue for the year ended December 31, 2002.

     Non-compliance with minimum capital requirements or any of the requirements described above may subject us to various regulatory actions by the OCI, including, among others, revocation of our licenses to sell insurance products in Wisconsin and placing us under state regulatory control. See Item 1, "Business -- Regulation -- Capital Requirements." In addition, the Association has termination rights if our subsidiary licensees' capital falls below the lowest licensure minimum capital levels or liquidity requirements established by the Association. See Item 1, "Business -- Blue Cross and Blue Shield Licenses." Our insurance subsidiaries are currently in compliance with the capital requirements calculated as required by the OCI and the Association.

Inflation

     Health care costs have been rising and are expected to continue to rise at a rate that exceeds the consumer price index. Our cost control measures, risk-sharing incentive arrangements with medical care providers, and premium rate increases are designed to reduce the adverse effect of medical cost inflation on our operations. In addition, we utilize our ability to apply appropriate underwriting criteria in selecting groups and individuals and in controlling the utilization of health care services. However, we cannot be certain that these efforts will fully offset the impact of inflation or that premium revenue increases will equal or exceed increasing health care costs.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, deferred tax assets, impairment of investments, goodwill impairment, medical and other benefits payables, and litigation and tax contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Allowance for Doubtful Accounts

     A significant portion of our receivable balances result from balances due from small and large employers, individuals, and providers of medical services. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments or retroactivity in reporting membership cancellations. If the financial condition of our customers were to deteriorate or if significant employee turnover were to occur among insured employers, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Deferred Income Taxes

     We account for income taxes using the liability method. Accordingly, we record deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts and tax bases of assets and liabilities. In addition, we record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. This determination involves the use of estimates and assumptions, including an estimate of future taxable income. To the extent that future taxable income or other factors differ from initial expectations, an adjustment to recorded amounts may be required.

     Impairment of Investments

     Investments in debt and equity securities, as well as investment in affiliates, are reviewed periodically by our management to determine whether any declines in the market value of individual securities are deemed other than temporary. Any impairments deemed other than temporary are recorded as a reduction of the historical cost of the respective investment and as a realized loss in our consolidated statement of operations.

     Prior to the reduction of our ownership of AMSG common stock to 14.9% on June 4, 2002, our investment in AMSG was accounted for under the equity method of accounting. At December 31, 2001, we owned 6,309,525 shares of the outstanding common stock (45% ownership) of AMSG. Our per share carrying value as of December 31, 2001 was $16.44 based on our share of AMSG's equity. Pursuant to GAAP, we wrote down our investment in AMSG to the current market value of such stock ($12.45 per share as of December 31, 2001) as a charge to operations due to our evaluation and announcement that our holdings in AMSG no longer represented a strategic investment and that we planned an orderly reduction of our ownership. Effective upon the reduction of our ownership of AMSG common stock to less than 20%, we changed our accounting for our investment in AMSG from the equity method to the fair value method. Under the fair value method, our investment in AMSG is recorded at market value, with any changes in market value being recorded as an unrealized gain or loss.

     Goodwill Impairment

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which we are required to analyze recorded goodwill for possible impairment on a periodic basis. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Based on our most recent analysis, we have not recorded any impairment charges.

     Medical and Other Benefits Payable

     Medical and other benefits payable consist primarily of loss reserves established under a complex estimation process utilizing company-specific, industry-wide, and general economic information and data. The estimation process also involves continuous monitoring and evaluation of the submission, adjudication, and payment cycles of claims. We develop an estimate of ultimate claims based upon historical experience and other available information as well as assumptions about emerging trends, which vary by class of business. Significant assumptions used in the estimation process include trends in loss costs and changes in member demographics, utilization, provider contract terms and reimbursement strategies, frequency and severity of claims incurred, known and adjudicated claims, changes in the timing of the reporting of losses, and expected costs to settle unpaid claims.

     Due to the numerous factors influencing this liability, we develop a series of estimates based upon generally accepted actuarial projection methodologies using various scenarios with respect to claim submission and payment patterns and cost trends. Our policy is to record our best estimate of medical and other benefits payable that adequately provides for future payments of claims incurred but not paid under moderately adverse conditions. Deviations (positive or negative) between actual experience and estimates used to establish the liability are recorded in the period of claim payment. We continually monitor the reasonableness of the assumptions and judgments used in prior estimates by comparison with actual claim patterns and consider this information in future estimates.

     The loss reserve recorded at December 31, 2001, 2000, and 1999 exceeded actual claims paid in the subsequent period by $22.9 million, $10.6 million, and $7.8 million, respectively.

     Subsequent to September 11, 2001, we observed significant variability in our claims patterns. Experience for claims incurred appeared to be artificially low, and we attributed a portion of this variability to an estimated increase in lag times between the dates claims were incurred and submitted to us. In addition, we anticipated increased utilization relating to business we were exiting at the end of 2001, including certain CompcareBlue groups and Medicare+Choice. Our ultimate experience relating to these matters was more favorable than estimated.

     Our December 31, 2000 loss reserves contemplated, among other estimates, continued deterioration in claim experience on Medicare+Choice consistent with that experienced earlier in the year. Actual claims paid were less than anticipated. The net medical and other benefits payable assumed from UWS during 2001 developed slightly unfavorably due to the transition of provider contracts from a capitated to fee for service basis.

     During late 1999, we overestimated claim payment lag times in connection with a claim adjudication system conversion. This resulted in favorable development of December 31, 1999 estimated benefits payable.

     Medical and other benefits paid can also be significantly impacted by the outcomes from court decisions, interpretations by regulatory authorities, and legislative changes involving healthcare matters. As a result, amounts ultimately paid may differ from initial estimates that did not consider such outcomes.

     Litigation

     We and our affiliates are involved in various legal actions occurring in the normal course of business. We accrue our best estimate of the probable cost for the resolution of these claims. These estimates are developed in consultation with internal and outside legal counsel who are handling our defense in these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or strategies change, it is possible that our best estimate of our probable liability in these matters may change. In the opinion of management, we have made adequate provision for losses, which may result from these actions. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. We recognize the costs of legal defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

     Tax Matters

     We frequently face challenges from domestic tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures when identified. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures and there are no reasonably possible amounts due in excess of the amounts accrued. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of amounts accrued, our income tax expense in a given financial statement period may be materially impacted.

     The Tax Reform Act of 1986 made all Blue Cross organizations taxable as of January 1, 1987 and included certain tax benefits designed to ease the burden of becoming a taxable entity. These benefits included opening reserve adjustments and asset basis step-ups to fair market value. The net result of these benefits was that our 1987 income tax return reported a net operating loss that was carried back to 1984 and then carried forward. Certain issues with respect to net operating loss carryforwards and other matters were raised in the federal audit of our 1984 through 1986 tax returns. To resolve these issues, we executed a formal Closing Agreement with the Internal Revenue Service ("IRS") on April 27, 1993, and we subsequently filed amended federal income tax returns for 1987 through 1992 consistent with the provisions of the Closing Agreement.

     Our amended federal income tax return for 1987 was reviewed in a subsequent IRS audit in which certain benefits agreed to by the IRS in the Closing Agreement were challenged by the Field Service Branch of the IRS. We believe that the Closing Agreement is binding on both us and the IRS. We are currently litigating this matter and expect to prevail. The litigation is pending in the United States Court of Federal Claims. BCBSUW and the government have filed cross-motions for partial summary judgment on the Closing Agreement issue. The briefing with respect to those motions concluded in June 2002, and the parties are awaiting the court's decision on the motions.

     The IRS' challenge of the Closing Agreement resulted in proposed income tax deficiencies, and we paid approximately $11.6 million as a deposit to close the 1987 to 1992 tax years to further assessment of tax. We were not required to make this payment, and characterize it as a deposit or advance and fully expect that it will be returned upon resolution of the dispute.

     The status of this matter, the accounting treatment and the timing of the return of our deposit are reviewed on a periodic basis with our tax advisors, legal counsel, and independent auditors. We will not be able to completely close any tax year that is impacted by the 1987 loss carry-back or carry-forward until the litigation is resolved.

     In addition, the IRS has proposed adjustments to all of our tax years from 1987 forward claiming that deductions for the write-off of certain intangible assets on hand as of January 1, 1987 are not allowable. This is a national issue with the IRS and is currently being litigated by another Blue Plan. This issue may prevent us from closing tax years even after the above litigation with the IRS is settled. The benefits of this deduction have not been recorded in our consolidated financial statements. Should this issue be resolved in our favor, either individually or as to Blue Plans generally, a benefit will be recorded. Our consolidated financial statements also do not reflect the potential tax benefits that could result from a $193 million deduction taken on our 2001 federal income tax return relating to the transfer of the stock of BCBSUW to the Foundation on March 23, 2001. The IRS recently revoked favorable private letter rulings issued to other Blue Plans in similar situations, and additional guidance is expected from the IRS. We are awaiting additional developments and guidance in this area before considering recording an income tax benefit from this deduction.

Risk Factors

     A number of factors specific to Cobalt or related to our business may impact our financial performance and the performance of Cobalt common stock. Among these factors are the following:

OUR INSURANCE SUBSIDIARIES ARE SUBJECT TO MINIMUM CAPITAL REQUIREMENTS. OUR FAILURE TO MEET THESE REQUIREMENTS COULD SUBJECT US TO REGULATORY ACTIONS OR RESULT IN THE TERMINATION OF OUR BLUE CROSS AND BLUE SHIELD LICENSE AGREEMENTS.

     Our insurance subsidiaries are subject to minimum capital requirements imposed under the laws of the State of Wisconsin. These laws include minimum capital requirements based upon a percentage of underwritten premiums by line of business. Wisconsin insurance laws also include minimum capital requirements based on the RBC for Insurers Model Act adopted by the NAIC and require our insurance subsidiaries to report their results of RBC calculations to the state insurance departments and the NAIC. Any failure by one of our insurance subsidiaries to meet the minimum capital requirements imposed under Wisconsin law will subject it to corrective action, which could include the adoption of a comprehensive financial plan, examination and revocation of its license to sell insurance products in Wisconsin, or placing the subsidiary under state regulatory control. See Item 1, "Business -- Regulation -- Capital Requirements."

     At the request of the OCI, we prepared a plan of action in early 2002 for strengthening the capital position of our insurance subsidiaries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management's Plan." Our insurance subsidiaries are currently in compliance with the minimum capital requirements imposed under Wisconsin law, calculated as required by the OCI.

     Our right to use the Blue Cross and Blue Shield names and service marks in our service area is derived from a license agreement we have with the Association. The Association imposes certain financial and service performance standards on Cobalt, our BCBSUW subsidiary, and CompcareBlue, including capital requirements based on RBC.

     The Association's capital requirements are generally more stringent than those imposed under Wisconsin law and are currently based on the Health Organization Risk-Based Capital calculations prescribed by the NAIC.

     The Association has termination rights if our Blue Cross and Blue Shield branded licensees' capital falls below minimum capital level. See Item 1, "Business -- Blue Cross and Blue Shield Licenses." Currently, all of our Blue Cross and Blue Shield licensees maintain RBC in excess of the minimum capital level.

     During 2002, Cobalt executed on its capital plan, which has improved the capital levels of CompcareBlue, Cobalt and BCBSUW and the liquidity levels of CompcareBlue and BCBSUW. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management's Plan."

     Any new minimum capital requirements adopted in the future by the Association or by the OCI may require us to increase our capital levels, which we may not be able to do.

OUR BLUE CROSS AND BLUE SHIELD LICENSE AGREEMENTS COULD TERMINATE UPON THE OCCURRENCE OF EVENTS SPECIFIED IN THE LICENSE AGREEMENTS, AND TERMINATION WOULD SIGNIFICANTLY HARM OUR BUSINESS.

     Under license agreements with the Association, we have the right to use the Blue Cross and Blue Shield names and service marks in our Blue Cross and Blue Shield service area and to participate in the BlueCard PPO Program. We believe that our exclusive right to use the Blue Cross and Blue Shield names and service marks provides us with an important marketing advantage in our service area. Loss of these licenses would significantly harm our ability to compete in our markets and subject us to a significant monetary penalty to the Association.

     The Association could terminate our license agreements if we do not satisfy its financial and service performance requirements or if other events described in the license agreements, some of which are outside of our control, occur. These events include, but are not limited to:

     o    failure to meet capital and liquidity requirements of the Association;

     o violation of the ownership limitations contained in our Amended and Restated Articles of Incorporation and described below;

     o termination of the voting trust and divestiture agreement between us and the Foundation before the Foundation's ownership of our common stock falls to less than 5%;

     o the acquisition of our company without the prior consent of a majority of the other disinterested licensees of the Association and a majority of the then current weighted vote of the other disinterested licensees of the Association;

     o failure by the Foundation to divest its shares of our common stock by the deadlines specified by the voting trust and divestiture agreement;

     o a determination by the Association that fewer than 80% of our directors are independent; and

     o failure to brand medical and dental business as required by the Association.

     Our Amended and Restated Articles of Incorporation include ownership limitations required by the Association. Under these ownership limitations:

     o no institutional owner may beneficially own 10% or more of the combined voting power of all of our outstanding securities;

     o no non-institutional owner may beneficially own 5% or more of the combined voting power of all of our outstanding securities; and

     o no person may own 20% or more of all of our outstanding equity securities (regardless of voting power).

     Although we believe that these limitations are enforceable under Wisconsin law for a corporation like ours, we are not aware of any case in which a court has specifically addressed this issue. If one of our shareholders violates the ownership limitations and disputes their enforceability and a court does not enforce the provisions of our Amended and Restated Articles of Incorporation, we could lose our licenses to use the Blue Cross and Blue Shield names and service marks.

WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY, AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Although we reported net income for the year ended 2002, we experienced net losses in each of the years ended December 31, 1999, 2000, and 2001. During this time period, we experienced operational difficulties that led to these losses and corresponding decreases in our capital. In an effort to remedy these difficulties, we have devoted significant resources to improving our core operations while divesting non-core assets. Nevertheless, we cannot assure you that we will be able to achieve sustained profitability. If we incur additional losses, we could have difficulty satisfying our minimum capital requirements under Wisconsin law. In addition, our relationship with the Association could be adversely affected and our stock price could decline. Moreover, our quarterly results of operations could fluctuate significantly due to a variety of factors, including steps we are taking to enhance our core operations, as well as from inherent aspects of our business, such as the need to make current estimates of future claims. These fluctuations could adversely affect the price or liquidity of our common stock.

OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INCREASE PREMIUMS TO OFFSET INCREASES IN OUR HEALTH CARE COSTS.

     Health care costs in recent years have generally increased substantially year-over-year, and we expect that they will continue to do so in the future. Our results of operations depend on our ability to increase premiums to offset increases in our health care costs. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to charge adequate premiums as a result of competition, government regulations, and other factors. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

AN ONGOING REDUCTION IN THE NUMBER OF SUBSCRIBERS TO OUR HEALTH CARE PROGRAMS MAY REDUCE OUR REVENUE AND PROFITABILITY.

     Overall membership in our health benefits plans has decreased substantially recently, in large part due to our efforts to eliminate unprofitable business. No state or federal regulatory body has expressed concern to us over our divestiture of unprofitable business. A further reduction in the number of subscribers to our health care programs could adversely affect our financial position, results of operations, and cash flows. Factors that could contribute to a loss of membership include:

     o failure to obtain new customers or failure to retain existing customers;

     o    premium increases or benefit changes;

     o    reduction in our provider network;

     o    our exit from business lines or markets;

     o    reductions in work force by existing customers; and

     o negative publicity or news coverage about us or other managed care companies.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO ACCURATELY ESTIMATE AND CONTROL FUTURE HEALTH CARE COSTS.

     Most of the premium revenue we receive is based upon rates set before we deliver services. As a result, our ability to price contracts profitably largely depends on our ability to accurately estimate and control future health care costs. Factors that may cause health care costs to exceed our estimates include:

     o an increase in the cost of health care services and supplies, including pharmaceuticals;

     o higher than expected utilization of health care services by our insured members;

     o periodic renegotiation of contracts with hospitals, physicians, and other providers;

     o    the occurrence of catastrophes or epidemics;

     o changes in the demographics of our members and medical trends affecting them;

     o new mandated benefits or other regulatory changes that increase our costs; and

     o    other unforeseen occurrences.

     In addition to actual benefits paid, our medical and other benefits expense for any period includes our estimate of reported and unreported claims and related expenses for the period. The reserves we establish for these expenses are based upon assumptions concerning a number of factors, including prior claims experience, maturity of markets, complexity of products and stability of provider networks, trends in health care costs, our underwriting criteria, enrollment in our plans, expenses, general economic conditions, and other factors. Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

     We make adjustments, if necessary, to benefit expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate the incurred but not reported ("IBNR") change. We utilize the services of independent actuaries to calculate and review the adequacy of our benefit liabilities, in addition to using internal resources. We cannot be sure that our IBNR estimates are adequate or that adjustments to such IBNR estimates will not harm our results of operations. Further, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the negative impact on our results.

     Although we maintain reinsurance to protect us against severe or catastrophic medical claims, we cannot assure you that such reinsurance coverage will be adequate or available in the future or that the cost of such reinsurance will not limit our ability to obtain it.

OUR PROFITABILITY WILL DECLINE IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH CERTAIN SIGNIFICANT PROVIDER GROUPS OR IF WE ARE UNABLE TO ENTER INTO AGREEMENTS WITH ADDITIONAL PROVIDERS ON FAVORABLE TERMS.

     Our profitability depends upon our ability to contract on cost-effective terms with hospitals, physicians, and other health care providers. Our provider contracts typically provide for automatic term renewals unless either party notifies the other of its intention not to renew within 90 days prior to the expiration of the contract's term. If we fail to obtain health care provider contracts, or renew those we have, on favorable terms, we may lose some of our members or incur higher medical costs. In addition, our inability to contract with providers, or the inability of providers to provide adequate care, could significantly harm us.

     Our Unity and Valley HMOs rely in large part on three separate health care provider systems for the provision of health care services to their members. Our largest five providers of our core Blue Cross and Blue Shield branded and HMO business, in terms of claims paid and incurred for the year ended December 31, 2002, are Aurora Healthcare, UHC, Covenant Healthcare, Columbia St. Mary's, and Luther/Midelfort. These top five providers collectively accounted for 40.4% of our medical and other benefits expense for our core business during that period. If one or more of our relationships with these systems were to be terminated, we would be adversely affected. See Item 1, "Business -- Our Provider Network."

COMPETITION IN OUR INDUSTRY MAY DECREASE OUR PROFITABILITY.

     We operate in a highly competitive environment which may affect our ability to maintain or increase our membership or premium rates or to contract with providers on attractive terms. We face competition from other managed care companies, hospitals, health care facilities, and other health care providers, some of which have substantially greater financial and other resources than we have.

     Our managed care operations may encounter competition from companies with broader or narrower geographical markets, each of which could provide a competitor with specific competitive advantages, such as greater cost control, lower prices, or greater market share. Our financial condition or results of operations may be adversely affected by significantly lower premiums by any major competitor or by any other limitation on our ability to maintain or increase our membership or premium levels.

     In certain markets, we compete with organizations which have a substantial market share. In other markets, competing health plans may be owned by providers. Portions of the Wisconsin market are dominated by a relatively small number of provider-owned health plans, with a large influence on the markets in which we compete. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from health care providers that are not available to us. Without such arrangements, we may not be able to compete effectively in such markets.

     In addition, legislation has been introduced in the U.S. House of Representatives that is intended to increase competition for government contracts for processing claims for the Medicare program. Similar legislation may be introduced in the U.S. Senate as a stand-alone program or as part of a larger Medicare reform package. Our UGS subsidiary serves as a fiscal intermediary for the Medicare program. If this legislation is adopted, it could affect our ability to compete effectively for Medicare contracts.

OUR BUSINESS IS DEPENDENT IN PART ON THE SERVICE OF NON-EXCLUSIVE INDEPENDENT AGENTS AND BROKERS WHO MAY REFER THEIR BUSINESS TO OUR COMPETITORS.

     We depend in part on the services of independent agents and brokers in the marketing of health care plans, particularly to individual and small employer group members. Independent agents and brokers are typically not exclusively dedicated to one company and market health care products of our competitors. In addition, we face intense competition for the services and allegiance of independent agents and brokers. These persons may choose to direct business to other managed care companies or may direct less desirable sales prospects to us.

THE HEALTH BENEFITS INDUSTRY IS SUBJECT TO NEGATIVE PUBLICITY, WHICH CAN ADVERSELY AFFECT OUR PROFITABILITY.

     The health benefits industry is subject to negative publicity. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by:

     o    adversely affecting our ability to market our products and services;

     o    requiring us to change our products and services; or

     o    increasing the regulatory burdens under which we operate.

     In addition, as long as we use the Blue Cross and Blue Shield names and marks in marketing our health benefits products and services, any negative publicity concerning the Association or other Association licensees may adversely affect us and the sale of our health benefits products and services.

FAILURE TO PROPERLY MAINTAIN THE INTEGRITY OF OUR PROPRIETARY INFORMATION AND INFORMATION SYSTEMS COULD RESULT IN THE LOSS OF CUSTOMERS OR DECREASE OUR PROFITABILITY.

     Our business depends in part on our ability to maintain, or access through outsourcing arrangements with third parties, information systems and to ensure the continued integrity of our proprietary information. Moreover, the collection, dissemination, and use of patient data is the subject of national and state legislation. If we do not maintain or access effective and efficient information systems, then we could experience adverse consequences, which include:

     o inadequate information on which to base pricing and underwriting decisions;

     o    the loss of existing customers;

     o    difficulty in attracting new customers;

     o    customer and provider disputes;

     o    regulatory problems; or

     o    increases in administrative expenses.

     We use third party service providers for claims processing and enrollment functions, and therefore have only limited control over data management associated with these functions.

HEALTH CARE DEVELOPMENTS OR AN ECONOMIC DOWNTURN IN WISCONSIN MAY HARM OUR RESULTS.

     We conduct business primarily within the State of Wisconsin. Therefore, our business may be more sensitive to local or state conditions, such as pricing dynamics, health care developments, or general economic conditions, than organizations servicing larger, more diverse markets. For example, national competitors could subsidize losses in the Wisconsin market with profits from other markets in which they operate. We may be competitively disadvantaged, or otherwise harmed, by our Wisconsin focus, although we are not dependent on a small number of major contracts.

OUR INVESTMENT PORTFOLIO IS SUBJECT TO VARYING ECONOMIC AND MARKET CONDITIONS, AS WELL AS REGULATION.

     We depend on our investment portfolio as a source of liquidity to pay medical claims and fund other expenses. In addition, returns on our investment portfolio have historically contributed significantly to our net income. Our investment portfolio consists primarily of fixed maturity securities, short-term investments, and indexed mutual funds. The market value of our investments varies from time to time depending on factors relating specifically to the issuers of the securities as well as to more general factors such as prevailing interest rates and economic and market conditions. Fluctuations in the market value of our investment portfolio could adversely affect our liquidity. These fluctuations could also reduce our investment return or result in losses when we sell investments to fund our cash needs, which could adversely affect our overall profitability.

     Our regulated subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories. While we have adopted an investment policy intended to facilitate compliance with statutory and regulatory requirements, our failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital, and, in some instances, require the sale of those investments.

A DOWNGRADE IN OUR SUBSIDIARIES' RATINGS MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In February 2002, A.M. Best downgraded its rating of our insurance subsidiaries to B+ ("Very Good," which is the 6th highest rating out of 16 categories). A.M. Best ratings evaluate an insurer's financial strength and ability to pay claims. A.M. Best ratings are not recommendations to buy, sell or hold securities. The A.M. Best rating principally impacts our ability to underwrite workers' compensation business. When the rating of UWIC, which underwrites our workers' compensation product, was downgraded from A- ("Excellent," which is the 4th highest rating out of 16 categories) to B++ ("Very Good," which is the 5th highest rating out of 16 categories) in June 2001, we arranged with a reinsurer to use its insurance company, which had an A+ ("Superior," which is the 2nd highest rating out of 16 categories) rating by A.M. Best, to serve as underwriter for customers that required the higher rating for their workers' compensation coverage. In exchange for the use of the reinsurer's license, we were required to increase the portion of the workers' compensation business ceded to the underwriter from 20% to 35%. We intend to continue to write workers' compensation insurance, but any future downgrade of the rating of our subsidiaries, should one occur, or our inability to access an "A" rated underwriter on acceptable terms, could negatively impact our ability to underwrite workers' compensation business to customers that require the "A" rating for their workers' compensation coverage.

WE CONDUCT BUSINESS IN A HEAVILY REGULATED INDUSTRY, AND CHANGES IN REGULATIONS OR VIOLATIONS OF REGULATIONS COULD SIGNIFICANTLY HARM US.

     Our business is heavily regulated on federal, state and local levels as we discuss under Item 1, "Business -- Regulation." For example, we need to obtain and maintain regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could significantly harm us.

     We are also subject to various governmental reviews, audits, and investigations designed to monitor our compliance with applicable rules and regulations. Any adverse review, investigation, or audit findings could result in:

     o    damage to our reputation in various markets;

     o    increased difficulty in selling our products and services;

     o loss of a license to act as an insurer or HMO or to otherwise provide a service;

     o loss of the right to participate in various federal programs, including the Medicare supplement programs; or

     o    imposition of fines, penalties, and other sanctions.

     Legislation or other regulatory reform that increases the regulatory requirements imposed on us may significantly harm our business or results of operations in the future. Legislative or regulatory changes that could significantly harm us and our subsidiaries include:

     o legislation that holds insurance companies, HMOs, or managed care companies liable for adverse consequences of medical decisions;

     o    limitations on premium levels;

     o increases in minimum capital, reserves, and other financial viability requirements;

     o impositions of fines or other penalties for the failure to promptly pay claims;

     o prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

     o imposition of more stringent standards of review of our coverage determinations;

     o    new benefit mandates;

     o    increases in taxes or assessments; and

     o limitations on the ability to manage care and utilization due to "any willing provider" and direct access laws that limit or eliminate product features that encourage members to seek services from contracted providers or through referral by a primary care provider.

     A portion of our revenues relate to Medicare supplement programs. Changes in these programs, particularly changes affecting enrollment or changes in premium payment or reimbursement levels, could significantly harm our business and decrease our profitability.

AS A MEDICARE FISCAL INTERMEDIARY, OUR UGS SUBSIDIARY IS SUBJECT TO COMPLEX REGULATIONS. IF IT FAILS TO COMPLY WITH THESE REGULATIONS, IT MAY BE EXPOSED TO CRIMINAL SANCTIONS AND SIGNIFICANT CIVIL PENALTIES.

     Our UGS subsidiary serves as a fiscal intermediary for the Medicare program. The laws and regulations governing fiscal intermediaries for the Medicare program are complex and subject to interpretation and can expose a fiscal intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties, or other sanctions as a result of periodic audits or reviews. Other companies in this business have recently been subject to significant fines and censures for non-compliance. While we believe that we are in compliance in all material respects with the regulations governing fiscal intermediaries, we cannot assure you of this.

COSTS OF COMPLIANCE WITH PRIVACY LAWS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes administrative provisions imposing significant requirements relating to maintaining the privacy of medical information ("Privacy"), establishing uniform health care provider and employer identifiers, requiring use of standardized transaction formats ("Transactions"), and seeking protections for confidentiality and security of patient data ("Security"). The Privacy and Transactions provisions require implementation in 2003. Final HIPAA Security rules were published on February 20, 2003, and the implementation and compliance date is April of 2005. HIPAA is far-reaching and complex, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor, and adjust our business practices to comply with HIPAA are ongoing. Compliance with HIPAA could require us to make significant changes to our operations and failure to comply could subject us to civil and criminal penalties. The costs of complying with HIPAA are likely to be substantial.

WE ARE SUBJECT TO LITIGATION, INCLUDING LITIGATION BASED ON NEW OR EVOLVING LEGAL THEORIES, THAT COULD SIGNIFICANTLY AFFECT OUR RESULTS OF OPERATIONS.

     Due to the nature of our business, we are subject to a variety of legal actions relating to our business operations, including:

     o    disputes over coverage or claims adjudication;

     o    vicarious liability for medical malpractice claims;

     o disputes with our providers or agents over compensation and termination of contracts;

     o disputes related to our non-risk business, including actions alleging breach of fiduciary duties, claim administration errors or other violations of federal or state laws;

     o    customer audits of our compliance with our plan obligations; and

     o    disputes with taxing authorities regarding our tax liabilities.

     In addition, plaintiffs continue to bring new types of legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic, or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have a significant adverse effect on our financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on us in particular. We believe we have made adequate reserves in our financial statements against all litigation known to us, but we cannot be certain our estimates of probable outcomes of such litigation will prove to be accurate.

     We currently have, and expect to maintain, liability insurance coverage for some of the potential legal liabilities we may incur. Potential liabilities that we incur may not, however, be covered by insurance, our insurers may dispute coverage, our insurers may be unable to meet their obligations, or the amount of our insurance coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost effective basis, if at all.

     We are also subject to other types of claims and potential claims, which could have a material adverse effect on our financial condition and results of operations. See Item 3, "Legal Proceedings" and Item 1, "Business - Management Information Systems."

AS A HOLDING COMPANY, WE ARE DEPENDENT ON DIVIDENDS FROM OUR SUBSIDIARIES.

     We are a holding company whose assets consist largely of the outstanding shares of common stock of our subsidiaries. As a holding company, we depend on dividends from our insurance company subsidiaries. The ability of our insurance subsidiaries to pay dividends is subject to regulation under Wisconsin law. See
Item 1 "Business - Regulation - Insurance Regulation." Our ability to pay our shareholders dividends in the future and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, financial condition, and results of operations.

PROVISIONS IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION AND BYLAWS AND WISCONSIN LAW MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, AND MY LIMIT OR ELIMINATE INCREASES IN STOCK PRICE BASED ON "TAKEOVER" SPECULATION.

     Our Amended and Restated Articles of Incorporation and Bylaws include provisions required by the Association for its for-profit licensees, which the Association designed to protect the independence of its for-profit licensees from any single shareholder. These provisions include ownership limitations that prohibit institutional investors from owning 10% or more of the voting power of our outstanding securities and prohibit other investors from owning 5% or more of the voting power of our outstanding securities. The approximately 60% of our outstanding shares currently owned by the Foundation are exempt from these limitations; however, at least 80% of our directors must be independent directors who are not affiliated or associated with the Foundation or any shareholder that owns our shares in excess of the ownership limits.

     These provisions may make it more difficult for a third party to acquire us in a transaction that our board of directors has not negotiated or approved but in which our shareholders may receive a premium for their shares. Also, these provisions can deter a party from acquiring a significant ownership position in us prior to submitting an offer to our board of directors, and, as a result, our common stock may trade at lower prices relative to other companies that do not have similar ownership limitations in their charter documents.

     In addition, Wisconsin insurance law prohibits any person from acquiring control of us, and thus indirect control of our insurance subsidiaries, without the prior approval of the OCI. Any purchaser of 10% or more of the voting securities of a corporation is presumed to have acquired control of the corporation unless the OCI determines otherwise. Therefore, even if the provisions of our Amended and Restated Articles of Incorporation and Bylaws described above were amended, repealed or held to be unenforceable, any person wishing to acquire control of us or of any substantial portion of our outstanding shares, with or without the approval of our board of directors or shareholders, would first be required to obtain the approval of the OCI.

     As mentioned in Item 1, "Business - Blue Cross and Blue Shield Licenses", if a non-Blue entity were to acquire Cobalt, our license with the Association could be terminated. If terminated, Cobalt would have to pay a fee equal to $25 multiplied by the number of our members receiving products or services sold or administered under the Blue Cross or Blue Shield names or service marks. The fee would be reduced to the extent the payment of the fee would cause us to fall below certain capital requirements established by the Association.

REGISTRATION RIGHTS OF THE FOUNDATION AND THE OVERSIGHT OF THE OCI MAY INHIBIT OUR ABILITY TO RAISE FUNDS THROUGH EQUITY OFFERINGS.

     We may desire the flexibility to raise funds quickly by selling our common stock in the equity markets for general corporate purposes or to take advantage of acquisition and other investment opportunities that may arise in the future. The Registration Rights Agreement that we entered into with the Foundation in the Combination could limit or make more difficult our ability to raise funds through equity offerings.

     In addition, under the OCI order issued in connection with the Combination, we are required to obtain the approval of the OCI prior to any issuance of our common stock. This approval is required until the OCI determines that its oversight is no longer necessary to protect the Foundation against improper dilution of its equity interest.

     Our failure to raise additional equity capital when required could:

     o    restrict our future growth, both internally and through acquisitions;

     o inhibit our ability to invest in technology and other products and services that we may need;

     o    adversely affect our ability to compete in the markets we serve; and

     o    restrict the availability of capital for our subsidiaries.

OUR DIRECTORS ARE GENERALLY ABLE TO CONTROL THE OUTCOMES OF MATTERS, OTHER THAN CHANGE OF CONTROL PROPOSALS, THAT ARE SUBMITTED TO OUR SHAREHOLDERS FOR A VOTE AS LONG AS THE FOUNDATION BENEFICIALLY OWNS A SUBSTANTIAL PERCENTAGE OF THE OUTSTANDING SHARES OF OUR COMMON STOCK.

     As of February 28, 2003, the Foundation beneficially owns approximately 60% of the outstanding shares of our common stock. The Foundation has placed all of its shares in a voting trust for a trustee to vote and dispose of under the terms of the Voting Trust and Divestiture Agreement.

     The trustee of the voting trust must, as a general matter, vote all of the Foundation's shares held in the voting trust as directed by a majority of our independent directors and a majority of all of our directors on all proposals or matters that may come before our shareholders, except for matters relating to proposed combination and sale transactions if our shareholders will not own a majority of the shares of the resulting company. Thus, except for votes relating to business combination or sale transactions, so long as the Foundation beneficially owns a number of shares sufficient to control the outcome of a shareholder vote and more than 20% of our outstanding shares, our board of directors will be able to control the outcome of most matters brought before our shareholders for a vote. In addition, so long as the Foundation beneficially owns more than 20% of our outstanding shares, any amendment to the Articles of Incorporation or Bylaws requires approval by the OCI.

     In any election of directors, the trustee of the voting trust must vote the Foundation's shares in favor of each nominee approved by a majority of our directors who are deemed to be "independent" under the Association's standards and a majority of all of our directors. As a result, our directors will likely be able to ensure their re-election and designate their successors for as long as the Foundation owns a substantial number of shares of our common stock.

WE WILL NOT BE ABLE TO SELL OR MERGE WITHOUT THE APPROVAL OF THE FOUNDATION AS LONG AS THE FOUNDATION BENEFICIALLY OWNS 50% OR MORE OF THE OUTSTANDING SHARES OF OUR COMMON STOCK.

     Any acquisition of Cobalt will require the approval of our board of directors and the holders of a majority of the shares of our common stock. As long as the Foundation beneficially owns more than 50% of our common stock, it will be able, by itself, to block any such proposed transaction even if our board of directors and other shareholders would otherwise favor the transaction. In addition, for so long as the Foundation beneficially owns at least 20% of our outstanding shares, we must consult with the Foundation prior to soliciting, or upon receiving, a business combination proposal which, if consummated, would result in our then existing shareholders owning less than a majority of the outstanding shares of the resulting company. The Foundation is expected to vote its shares of our common stock on proposed merger and sale transactions based upon its best interests. The interests of the Foundation in a merger or sale transaction may be different from the interests of other shareholders.

TRADING VOLUME FOR OUR COMMON STOCK HAS BEEN LIMITED, AND SIGNIFICANT SALES OF OUR COMMON STOCK BY THE FOUNDATION, OR THE EXPECTATION OF THESE SALES, COULD CAUSE OUR STOCK PRICE TO FALL.

     From the completion of the Combination on March 23, 2001 through December 31, 2002, the average daily trading volume of our common stock was 51,735 shares per day. Given the limited trading volume of our common stock, significant sales of our common stock by the Foundation, or the expectation of these sales, could cause our stock price to fall.

     The Foundation is obligated to reduce its ownership of our common stock to 50% of the outstanding shares by March 23, 2004 and to 20% by March 23, 2006. If the Foundation fails to meet its divestiture requirements, we are entitled to arrange for the sale of the Foundation's shares. The Foundation has the right to require us to periodically file registration statements covering sales of stock by the Foundation.

OUR STOCK AND THE STOCKS OF OTHER COMPANIES IN THE HEALTH CARE INDUSTRY ARE SUBJECT TO STOCK PRICE AND TRADING VOLUME VOLATILITY.

     From time to time, the stock price and the number of shares traded of companies in the health care industry experience periods of significant volatility. Company-specific issues and developments generally in the health care industry and in the regulatory environment may cause this volatility. Our stock price may fluctuate in response to a number of events and factors, including:

     o    quarterly variations in operating results;

     o changes in financial estimates and recommendations by securities analysts;

     o operating and stock price performance of other companies that investors may deem comparable;

     o press releases or publicity relating to us or our competitors or relating to trends in our markets;

     o    acquisitions and financings in our industry; and

     o    sales of stock by insiders.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

     Because of our investment policies, the primary market risks associated with our portfolio are interest rate risk, credit risk, and the risk related to fluctuations in equity prices. With respect to interest rate risk, a reasonably near-term rise in interest rates could negatively affect the fair value of our bond portfolio. However, because we consider it unlikely that we would need or choose to substantially liquidate our portfolio, we believe that such an increase in interest rates would not have a material impact on future earnings or cash flows. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

     The overall goal of the investment portfolio is to support our ongoing operations. Our philosophy is to manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. We manage these risks by establishing gain and loss tolerances, targeting asset-class allocations, diversifying among asset classes and segments within various asset classes, and using performance measurement and reporting.

     We use a sensitivity model to assess the interest rate risk of our fixed income investments. The model includes all fixed income securities and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of Cobalt's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $13.3 million as of December 31, 2002.

ITEM 8.  Financial Statements and Supplementary Data







   Report of Independent Auditors ............................................51

   Consolidated Balance Sheets as of December 31, 2002 and 2001...............52
   Consolidated Statements of Operations for the years ended
    December 31, 2002, 2001, and 2000.........................................53
   Consolidated Statements of Changes in Shareholders' Equity
    and Comprehensive Income (Loss) for the years ended
    December 31, 2002, 2001, and 2000.........................................54
   Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001, and 2000.........................................55
   Notes to Consolidated Financial Statements ................................56

                         Report of Independent Auditors


Board of Directors
Cobalt Corporation

     We have audited the accompanying consolidated balance sheets of Cobalt Corporation (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 2, 6 and 23 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.







Milwaukee, Wisconsin
February 11, 2003

                               Cobalt Corporation

                           Consolidated Balance Sheets

                                                                                          December 31,
                                                                                       2002          2001
                                                                                ----------------------------
                                                                                      (In thousands)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                       $  49,710      $  51,669
   Investments--available-for-sale, at fair value                                    373,870        180,692
   Due from affiliates                                                                     -          5,091
   Premium receivables (net of allowances of $1,437 and $2,371)                       40,971         33,486
   Due from clinics and providers (net of allowances of $6,693 and $9,124)             3,750         11,922
   Other receivables (net of allowances of $2,997 and $3,715)                         49,417         49,138
   Prepaid expenses and other current assets                                          35,805         30,150
                                                                                ----------------------------
Total current assets                                                                 553,523        362,148

Noncurrent assets:
   Investments--held-to-maturity, at amortized cost                                   12,780         11,007
   Investment in affiliates                                                               50         79,466
   Property and equipment, net                                                        34,167         31,411
   Goodwill, net                                                                     102,908         92,066
   Prepaid pension                                                                    66,142         53,837
   Deferred income taxes                                                              33,528         29,385
   Reinsurance recoverables                                                           48,237         34,961
   Other noncurrent assets                                                            18,564         13,724
Assets from discontinued operations                                                        -         19,317
                                                                                ----------------------------
Total assets                                                                        $869,899       $727,322
                                                                                ============================

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Medical and other benefits payable                                               $198,101       $220,038
   Advance premiums                                                                   92,277         88,495
   Due to affiliates                                                                      35             59
   Payables and accrued expenses                                                      74,641         49,582
   Short-term debt                                                                    12,451         12,369
   Other current liabilities                                                          35,465         29,521
                                                                                ----------------------------
Total current liabilities                                                            412,970        400,064

Noncurrent liabilities:
   Other benefits payable                                                             56,777         47,282
   Deferred income taxes                                                              36,142         29,259
   Postretirement benefits other than pension                                         18,042         18,005
   Long-term debt                                                                     25,000          3,000
   Other noncurrent liabilities                                                       18,449         16,421
Liabilities from discontinued operations                                                   -          5,069
                                                                                ----------------------------
Total liabilities                                                                    567,380        519,100

Shareholders' equity:
   Preferred stock (no par value, 1,000,000 shares authorized)                             -              -
   Common stock (see Note 15)                                                        261,482        249,566
   Retained earnings (deficit)                                                        33,280        (41,979)
   Accumulated other comprehensive income                                              7,757            635
                                                                                ----------------------------
Total shareholders' equity                                                           302,519        208,222
                                                                                ----------------------------
Total liabilities and shareholders' equity                                          $869,899       $727,322
                                                                                ============================

See accompanying notes to consolidated financial statements.

                               Cobalt Corporation

                      Consolidated Statements of Operations


                                                            Year Ended December 31,
                                                      2002           2001            2000
                                                 ----------------------------------------------
                                                       (In thousands, except share data)
Revenues:
    Premium                                        $1,373,760     $1,255,391       $538,080
    Government services                               111,719        117,192         70,305
    Other                                              48,167         40,655         24,715
                                                 ----------------------------------------------
       Total health services revenue                1,533,646      1,413,238        633,100
    Investment income, net                             14,845         11,637         10,092
    Net realized investment gains (losses)             (1,141)           845           (509)
                                                 ----------------------------------------------
      Total revenues                                1,547,350      1,425,720        642,683

Expenses:
   Medical and other benefits                       1,166,671      1,119,218        497,822
   Selling, general, administrative and other         323,239        303,208        176,878
   Interest                                               675            561            300
   Amortization of goodwill                                 -          5,136            622
                                                 ----------------------------------------------
      Total expenses                                1,490,585      1,428,123        675,622
                                                 ----------------------------------------------

Operating income (loss) from
  continuing operations                                56,765         (2,403)       (32,939)
Income tax (expense) benefit                           (7,304)         1,871           (548)
Income (loss) from investment in affiliates,
  net of tax                                           15,556        (22,724)        (6,526)
                                                 ----------------------------------------------
Income (loss) from continuing operations               65,017        (23,256)       (40,013)
Income (loss) from discontinued operations,
  net of tax                                             (680)           951              -
Gain on sale of discontinued operations,
  net of tax expense of $1,127                          9,618              -              -
                                                 ----------------------------------------------
Net income (loss)                                  $   73,955    $   (22,305)     $ (40,013)
                                                 ==============================================

Weighted average common shares                     41,093,967     38,434,459
Diluted weighted average common shares             42,229,727     38,434,459

Earnings (loss) per common share:
   Basic EPS from continuing operations                 $1.58         $(0.61)
   Basic EPS from discontinued operations                0.22           0.03
                                                 -------------------------------
      Total basic EPS                                   $1.80         $(0.58)
                                                 ===============================

   Diluted EPS from continuing operations               $1.54         $(0.61)
   Diluted EPS from discontinued operations              0.21           0.03
                                                 -------------------------------
      Total diluted EPS                                 $1.75         $(0.58)
                                                 ===============================


See accompanying notes to consolidated financial statements.


                                                   Cobalt Corporation

                              Consolidated Statements of Changes in Shareholders' Equity and
                                               Comprehensive Income (Loss)


                                                  Common Stock
                                           ---------------------------
                                                                                                        Accumulated
                                               Common                    Retained                          Other           Total
                                               Shares       Common       Earnings    Comprehensive     Comprehensive   Shareholders'
                                            Outstanding      Stock      (Deficit)    Income (Loss)     Income (Loss)      Equity
                                           -----------------------------------------------------------------------------------------
                                                                         (In thousands, except share data)
Balance at January 1, 2000                            -   $      -       $206,315                            $(6,206)     $200,109
Net loss                                              -          -        (40,013)     $(40,013)                   -       (40,013)
Change in unrealized gains/losses on
   investments, net of tax                            -          -              -         4,242                4,242         4,242
Change in ownership of affiliates                     -          -          4,605             -                    -         4,605

                                                                                  -------------------
Comprehensive loss                                                                     $(35,771)
                                                                                  ===================

                                           ---------------------------------------                    ------------------------------
Balance at December 31, 2000                          -          -        170,907                             (1,964)      168,943
Net loss                                              -          -        (22,305)     $(22,305)                   -       (22,305)
Change in unrealized gains/losses on
   investments, net of tax                            -          -              -         2,599                2,599         2,599
Capitalization of Wisconsin United for
   Health Foundation, Inc.                   31,313,390    192,577       (192,577)                                 -             -
Issuance of common stock - acquisition        9,096,303     55,938              -                                  -        55,938
Issuance of common stock - options
   exercised                                     11,250         51              -                                  -            51
Issuance of common stock - 401(k)               172,100      1,000              -                                  -         1,000
Change in ownership of affiliates                     -          -          1,402                                  -         1,402
Conversion of SAR to options                          -          -            594                                  -           594

                                                                                  -------------------
Comprehensive loss                                                                     $(19,706)
                                                                                  ===================

                                           ---------------------------------------                    ------------------------------
Balance at December 31, 2001                 40,593,043    249,566        (41,979)                               635       208,222
Net income                                            -          -         73,955       $73,955                    -        73,955
Change in unrealized gains/losses on
   investments, net of tax                            -          -              -         7,462                7,462         7,462
Minimum liability SERP, net of tax                    -          -              -          (340)                (340)         (340)
Issuance of common stock - options
   exercised                                    986,661      7,313              -                                  -         7,313
Tax benefit from stock options exercised              -      3,975              -                                  -         3,975
Issuance of common stock - 401(k)                64,880        450              -                                  -           450
Change in ownership of affiliates                     -          -          1,304                                  -         1,304
Stock option amortization                             -        178              -                                  -           178

                                                                                  -------------------
Comprehensive income                                                                   $ 81,077
                                                                                  ===================

                                           ---------------------------------------                    ------------------------------
Balance at December 31, 2002                 41,644,584   $261,482      $  33,280                            $ 7,757      $302,519
                                           =======================================                    ==============================


See accompanying notes to consolidated financial statements.

                                        Cobalt Corporation

                              Consolidated Statements of Cash Flows


                                                                       Year Ended December 31,
                                                                   2002          2001         2000
                                                               ----------------------------------------
                                                                            (In thousands)
Operating activities
   Income (loss) from continuing operations                        $ 65,017    $ (23,256)    $(40,013)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization                                 11,629       16,840        8,669
       Premium deficiency reserve-Medicare+Choice                         -       (3,617)       3,617
       Write-off of deferred acquisition costs-Medicare+Choice            -            -        2,434
       Write-off of computer equipment and software                    (880)        (329)        (223)
       (Income) loss from investment in affiliates, net of tax      (15,556)      22,724        6,526
       Realized investment (gains) losses, net                        1,141         (845)         509
       Deferred income tax expense (benefit)                           (506)         358          548
       Changes in operating accounts, net of
        discontinued operations, acquisitions and Combination
         related activity:
          Premium receivables                                         2,741       14,051         (509)
          Other receivables                                             348       (1,522)      (5,943)
          Due from clinics and providers                              8,172        5,302         (610)
          Medical and other benefits payable                        (12,442)       1,888       25,162
          Advance premiums                                            3,782       (2,229)       9,598
          Due to/from affiliates, net                                (2,643)      (9,494)      (1,612)
          Other, net                                                 (5,189)      (8,736)         147
                                                               ----------------------------------------
            Net cash provided by continuing operations               55,614       11,135        8,300
                                                               ----------------------------------------

Investing activities
  Acquisitions and Combination activity                             (13,128)      48,843       (1,013)
  Proceeds from sale of investment in affiliate                      68,636            -            -
  Proceeds from sale of discontinued operations                      17,000            -            -
  Purchases of available-for-sale investments                      (248,914)    (155,701)      (8,553)
  Purchases of held-to-maturity investments                          (7,379)      (1,488)           -
  Proceeds from maturity of held-to-maturity investments              5,480          325          655
  Proceeds from sale and maturity of available-for-sale
     investments                                                    100,828      146,418       26,261
  Additions to property and equipment, net                          (10,842)      (5,631)      (8,116)
  Dividend from unconsolidated affiliate                                552            -            -
                                                               ----------------------------------------
           Net cash (used in) provided by investing activities      (87,767)      32,766        9,234
                                                               ----------------------------------------

Financing activities
  Proceeds from issuance of common stock                              7,763        1,030            -
  Net borrowings (repayments) of debt                                22,082        5,463      (11,175)
                                                               ----------------------------------------
           Net cash provided by (used in) financing activities       29,845        6,493      (11,175)

Discontinued Operations
  Net cash provided by (used in) discontinued
     operations                                                         349          (30)           -
                                                               ----------------------------------------

Cash and cash equivalents
  Increase (decrease) during year                                    (1,959)      50,364        6,359
  Balance at beginning of year                                       51,669        1,305       (5,054)
                                                               ----------------------------------------
     Balance at end of year                                        $ 49,710    $  51,669    $   1,305
                                                               ========================================

See accompanying notes to consolidated financial statements.


                               Cobalt Corporation

                   Notes to Consolidated Financial Statements


1. Organization, Accounting for Conversion and Combination, and Basis of Presentation

     Cobalt Corporation ("Cobalt" or the "Company") (formerly known as United Wisconsin Services, Inc. ("UWS")) was created as a result of the combination of UWS and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001 (the "Combination"). On that date, BCBSUW converted from a service insurance corporation to a shareholder owned corporation. Upon conversion, BCBSUW became a wholly-owned subsidiary of UWS through a combination of the two companies. At the time of the conversion and combination, BCBSUW owned 7,949,904 shares representing approximately 46.6% of UWS' outstanding common stock. In exchange for the ownership of BCBSUW, Cobalt issued 31,313,390 shares of newly issued Company common stock to the Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from its earnings in the investment in Cobalt. As of December 31, 2002, the Foundation owned 75.2% of the total outstanding Company common stock (see Note 14, "Stock Offerings").

     The Combination was accounted for as a purchase by BCBSUW of the remaining 9,096,303 shares of UWS that it did not already own at a market price of $6.15 per share on the closing date. In accordance with accounting principles generally accepted in the United States ("GAAP"), goodwill was recorded representing the excess of the market price over the adjusted book value of UWS for the 53.4% of UWS that BCBSUW did not already own. Total goodwill recorded by Cobalt as a result of the Combination amounted to $65,577,000, of which $21,651,000 related to the recognition of a valuation allowance on the net deferred income tax assets recorded by UWS prior to the Combination.

     For financial reporting purposes, the Combination was treated as a reverse purchase transaction, whereby BCBSUW became the acquirer and reporting entity for public company reporting. The consolidated statements of operations, cash flows, and changes in shareholders' equity and comprehensive income (loss) for the year ended December 31, 2001, reflect the operations of the combined UWS and BCBSUW entities effective March 31, 2001 with American Medical Security Group, Inc ("AMSG") accounted for using the equity method. Prior to March 31, 2001, the consolidated financial statements include the operations of BCBSUW, its wholly-owned subsidiary, United Government Services, LLC ("UGS") and BCBSUW's investment in UWS and AMSG. During 2002, Government Health Services, LLC ("GHS") was formed to hold UGS and Trust Solutions, LLC ("TS").

     The consolidated financial statements subsequent to the Combination include the accounts of the Company's wholly-owned insurance subsidiaries (BCBSUW, Compcare Health Services Insurance Corporation ("CompcareBlue"), Unity Health Plans Insurance Corporation ("Unity"), Valley Health Plan, Inc. ("Valley"), United Wisconsin Insurance Company ("UWIC"), and United Heartland Life Insurance Company ("UHLIC")) and other non-insurance subsidiaries (GHS, UGS, TS, Meridian Resource Company, LLC ("MRC"), Comprehensive Receivables Group, Inc. ("CRG"), United Wisconsin Proservices, Inc. ("Proservices"), and C.C. Holdings, LLC ("CC Holdings")) as continuing operations. All intracompany balances and transactions have been eliminated in consolidation.

     The Company acquired all of the outstanding stock of Claim Management Services, Inc. ("CMSI"), a third-party administrator of self-funded employee benefit plans with annual revenue of approximately $22.0 million, on December 31, 2002 (see Note 23). The accompanying consolidated balance sheet includes the accounts of CMSI as of that date. Consolidated results of operations will include CMSI for periods subsequent to the acquisition date.

                               Cobalt Corporation

1. Organization, Accounting for Conversion and Combination, and Basis of Presentation (Continued)

     The Company offers full coverage, co-payment, preferred provider organization ("PPO"), and health maintenance organization ("HMO") products to groups, and offers Medicare supplement, indemnity, and HMO coverage options to individuals. The Company is also a leading provider of managed health care services and employee benefit products, HMO products, dental, life, disability and workers' compensation products, managed care consulting, electronic claim submission services, and receivables management services. UGS is a government contractor and processes Medicare claims for providers in all 50 states and is currently the largest Part A Medicare processor in the nation. TS provides integrity, consulting, and safeguard services in connection with publicly funded health programs.

     Included are the pro forma (unaudited) consolidated statements of operations of the Company for the years ended December 31, 2001 and 2000, presented as if the Combination had occurred at the beginning of each year presented. Pro forma basic and diluted EPS calculations are based on the pro forma weighted average of the Company's outstanding common stock during the period presented.

                 PRO FORMA (UNAUDITED) STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                                     2001              2000
                                                              -------------------------------------
                                                               (In thousands, except share data)
Revenues:
  Health services revenue:
     Premium                                                     $1,472,238         $1,283,237
     Government services                                            117,192             70,305
     Other                                                           45,290             41,778
  Investment income, net                                             12,810             13,642
  Net realized investment gains (losses)                              1,091             (1,434)
                                                              -------------------------------------
       Total revenues                                             1,648,621          1,407,528
Expenses:
  Medical and other benefits                                      1,311,185          1,188,525
  Selling, general, administrative and other                        331,615            279,478
  Interest                                                              744              1,306
  Amortization of goodwill                                            6,470              5,464
                                                              -------------------------------------
       Total expenses                                             1,650,014          1,474,773
                                                              -------------------------------------
Operating loss from continuing operations                            (1,393)           (67,245)
Income tax benefit                                                    1,574                677
Income (loss) from investment in affiliates, net of tax             (23,158)               766
                                                              -------------------------------------
Loss from continuing operations, net of tax                         (22,977)           (65,802)
Income from discontinued operations, net of tax                       1,122              1,578
                                                              -------------------------------------
Pro forma net loss                                               $  (21,855)        $   (64,224)
                                                              =====================================


Weighted average common shares                                   40,453,690         40,412,393
Diluted weighted average common shares                           40,453,690         40,412,393

Pro forma basic and diluted earnings (loss) per common share:
  Continuing operations                                              $(0.56)            $(1.63)
  Discontinued operations                                              0.02               0.04
                                                              -------------------------------------
Total pro forma basic and diluted EPS                                $(0.54)            $(1.59)
                                                              =====================================

                               Cobalt Corporation

2.  Significant Accounting Policies

Cash and Cash Equivalents

     The Company actively manages its cash and cash equivalents position to maintain optimal asset levels. Cash and cash equivalents include operating cash and short-term investments with original maturities of three months or less. These amounts are recorded at cost, which approximates fair value.

Investments

     Investments are classified as either held-to-maturity or available-for-sale. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. All other investments are classified as available-for-sale and are stated at estimated fair value based on quoted market prices. The net unrealized gain or loss on investment securities classified as available-for-sale, net of deferred income taxes, is included in accumulated other comprehensive income
(loss) in shareholders' equity. Realized gains and losses from the sale of available-for-sale securities are calculated using the first-in, first-out basis. Included in investments classified as available-for-sale at December 31, 2002 are convertible debentures and convertible preferred stock. No convertible securities were held at December 31, 2001. The convertible securities are considered hybrid instruments, and the Company separately accounts for the derivatives embedded therein. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," the embedded derivatives are reflected in the accompanying consolidated balance sheets at fair value, and changes in fair value are recognized currently as realized investment gains (losses).

     Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method.

     When the fair value of an investment is lower than its cost and such decline is determined to be other-than-temporary, the carrying value of the investment is written down to fair value and the write-down is recorded as a realized loss.

Receivables

     Receivables, consisting of premium receivables, due from clinics and providers, and other receivables, are stated at net realizable value, net of allowances for uncollectible amounts, based upon historical collection trends and management's best estimate of the ultimate collectibility.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is 3 years for computer equipment and software, 5 to 10 years for furniture and other equipment, 30 years for land improvements, and 10 to 40 years for buildings and building improvements. Any gain or loss realized upon retirement or disposal is reflected in selling, general, administrative, and other expenses in the Company's consolidated statement of operations. On an on-going basis, the Company reviews events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable.

                               Cobalt Corporation

2.  Significant Accounting Policies (Continued)

Goodwill

     The Company's goodwill represents the excess of the market value over the adjusted book value for UWS common stock acquired by BCBSUW and the excess of cost over the fair value of other businesses acquired. Beginning January 1, 2002 with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, and is tested for impairment annually. Prior to January 1, 2002, goodwill was amortized using the straight-line method over its estimated life of 16 years.

Deferred Acquisition Costs

     Certain costs of acquiring new insurance policies for workers' compensation and certain individual health products have been deferred. Deferred acquisition costs of $16,280,000 and $9,488,000 at December 31, 2002 and 2001, respectively, are included in other current and noncurrent assets and are being amortized over the estimated premium-paying periods of the related policies. Acquisition costs of $10,862,000, $4,467,000, and $2,661,000 were capitalized in 2002, 2001, and
2000, respectively. Deferred acquisition costs of $4,070,000, $3,384,000, and $2,289,000 were amortized during 2002, 2001, and 2000, respectively.

     In addition to the amortization above, during 2000 the Company wrote-off $2,434,000 of deferred acquisition costs associated with the Medicare+Choice line of business.

Medical and Other Benefits

     The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Medical and other benefits expense also consists of capitation expenses, health and disability benefit claims, and life insurance benefits. Medical and other benefits payables consist primarily of loss reserves established for reported and unreported claims and accrued capitation fees and adjustments, which are unpaid as of the balance sheet date, under a complex estimation process utilizing company-specific, industry-wide, and general economic information and data. The estimation process also involves continuous monitoring and evaluation of the submission, adjudication, and payment cycles of claims. The Company estimates ultimate claims based upon historical experience and other available information as well as assumptions about emerging trends, which vary by class of business. Significant assumptions used in the estimation process include trends in loss costs and changes in member demographics, utilization, provider contract terms and reimbursement strategies, frequency and severity of claims incurred, known and adjudicated claims, changes in the timing of the reporting of losses, and expected costs to settle unpaid claims.

     Due to the numerous factors influencing this liability, the Company develops a series of estimates based upon generally accepted actuarial projection methodologies using various scenarios with respect to claim submission and payment patterns and cost trends. The Company's policy is to record management's best estimate of medical and other benefits payable that adequately provides for future payments of claims incurred but not paid under moderately adverse conditions. Deviations (positive or negative) between actual experience and estimates used to establish the liability are recorded in the period of claim payment. The Company continually monitors the reasonableness of the assumptions and judgments used in prior estimates by comparison with actual claim patterns and considers this information in future estimates.

     Medical and other benefits paid can also be significantly impacted by the outcomes from court decisions, interpretations by regulatory authorities, and legislative changes involving healthcare matters. As a result, amounts ultimately paid may differ from initial estimates that did not consider such outcomes.

                               Cobalt Corporation

2.  Significant Accounting Policies (Continued)

     The Company's year-end medical and other benefits payable are substantially satisfied through claim payments in the subsequent year. Any adjustments to prior period estimates are reflected in the current period. Capitation represents fixed payments on a per member per month basis to participating physicians, dentists, other medical specialists, and hospital systems as compensation for providing comprehensive health or dental care services. The portion of medical and other benefits payable pertaining to long-term disability, workers' compensation, and certain life insurance products, which is estimated to be paid more than one year from the balance sheet date, is included as other benefits payable on the accompanying consolidated balance sheets.

     The Company records a liability for future policy benefits relating to certain individual product contracts when premium revenue is recognized. As of December 31, 2002, approximately $2.0 million of such reserves were recorded and are included in Medical and Other Benefits Payable in the accompanying consolidated balance sheets.

Premium Deficiency Reserves

     Premium deficiency reserves ("PDR") are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contracts. For purposes of determining whether a premium deficiency exists, contracts are grouped in a manner consistent with the Company's method of acquiring, servicing, and measuring profitability of such contracts. The Company calculates expected PDR based on budgeted revenues and applicable expenses excluding investment income.

     As a result of management's assessment of the profitability of its Medicare+Choice line of business, the Company recorded a provision of $3,617,000 in 2000 for probable future losses (premium deficiency). Effective January 1, 2002, the Company exited this business, therefore no PDR was needed as of December 31, 2001 or thereafter.

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

Employment Benefit Plans

     The Company has two defined benefit pension plans covering a majority of its work force. The plans provide pension payments based primarily on years of service and employee compensation. Pension costs are accrued in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and are funded based on the minimum contribution requirements of the Employee Retirement Income Security Act of 1974. The actuarial cost method used is the projected unit credit method.

     The Company provides certain health and life insurance benefits to retired employees. These benefits are accrued in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

                               Cobalt Corporation

2.  Significant Accounting Policies (Continued)

Revenue Recognition

     Health services premiums are recognized as revenue in the period in which enrollees are entitled to care. Managed care consulting revenues are generally recognized when services are rendered. Case management revenues are recognized when services are billed. Receivables management revenues are recognized when cash is received.

     As a fiscal intermediary for Medicare, the Company is reimbursed for administrative costs incurred in providing this service. In addition, the Company also administers various uninsured programs sponsored by federal and certain state governments (including State of Wisconsin Medicaid as a subcontractor) and private corporations, for which the Company receives administrative fees. These revenues are recognized as the services are performed.

     Retrospective premium adjustments are recognized for certain groups for which actual claims experience differs from that which was anticipated when the related premium rates were established. Financial arrangements vary based upon the group and line of insurance involved. The amount of premium that was subject to retrospective premium adjustments in 2002, 2001, and 2000, was $17,483,000, $14,365,000, and $16,441,000, respectively.

     Premiums are typically billed to insureds in advance of the respective coverage periods and are included in premium receivable upon the effective date of coverage. Premiums received from insureds but not yet earned under the policy are recorded as advance premiums and earned pro-rata throughout the policy period.

Income Taxes

     In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded on deferred tax assets when management determines that it is "more likely than not" that the tax benefits will not be realized.

Self-funded Business

     Administrative expenses include costs associated with maintenance of membership records, claim processing and payment, coordination of benefits, billing/cash collection, and other services on self-funded business. In addition, administrative expenses include amounts incurred in conjunction with the BlueCard PPO program administered by the Company. The Company is reimbursed for claims paid and a fee is received for the administrative costs associated with providing these services. Under the BlueCard PPO program, the Company does not maintain membership but receives an administrative fee and percentage of discounts for members from other Blue plans that access medical care in Wisconsin. Benefits paid on self-funded programs were $697,691,000, $561,194,000, and $522,566,000 in 2002, 2001, and 2000, respectively, and are excluded from the accompanying consolidated statements of operations. Administrative fees received, related to these programs, totaled $30,638,000, $28,067,000, and $24,716,000 in 2002, 2001, and 2000, respectively, and are included in other revenue in the accompanying consolidated statements of operations.

                               Cobalt Corporation

2.  Significant Accounting Policies (Continued)

Risks and Uncertainties

     The Company's profitability depends in large part on accurately predicting and effectively managing health care costs. The Company continually reviews its premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could affect the medical cost ratios. Certain of these factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters, and malpractice litigation, are beyond any health plan's control and could affect the Company's ability to accurately predict and effectively manage health care costs. Costs in excess of those anticipated could have a material adverse effect on the Company's results of operations.

     Regulatory initiatives undertaken at the state or federal level to reform the health care industry and/or to reduce the escalation in health care costs or to make health care more accessible, could adversely affect the Company's profitability.

Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of stock options. Stock options are not considered in the calculation of EPS in loss years because their inclusion would have an antidilutive effect. The 7,949,904 shares of Cobalt Corporation common stock owned by BCBSUW are accounted for as if they were treasury stock, and are not included in the calculation of outstanding shares. EPS for the year ended December 31, 2001 was calculated based on 38,434,459 weighted average shares outstanding, which assumes that the 31,313,390 of newly issued shares to the Foundation were outstanding for the entire three months ended March 31, 2001. EPS was not presented for the year ended December 31, 2000 because the Company was a service insurance corporation.

                                                                      Year Ended December 31,
                                                                2002           2001             2000
                                                         ---------------------------------------------------
                                                         (In thousands, except share and per share data)
   Income (loss) from continuing operations                     $65,017      $(23,256)        $(40,013)
   Income from discontinued operations                            8,938           951                -
                                                         ---------------------------------------------------
   Net income (loss)                                            $73,955      $(22,305)        $(40,013)
                                                          ==================================================
Denominator:
   Denominator for basic EPS-weighted average shares         41,093,967    38,434,459
   Effect of dilutive securities-employee stock options
                                                              1,135,760             -
                                                          --------------------------------
      Denominator for diluted EPS                            42,229,727    38,434,459
                                                          ================================

Earnings (loss) per common share:
  Basic EPS from continuing operations                            $1.58        $(0.61)
  Basic EPS from discontinued operations                           0.22          0.03
                                                          --------------------------------
    Total basic EPS                                               $1.80        $(0.58)
                                                          ================================

  Diluted EPS from continuing operations                          $1.54        $(0.61)
  Diluted EPS from discontinued operations                         0.21          0.03
                                                          --------------------------------
    Total diluted EPS                                             $1.75        $(0.58)
                                                          ================================


                               Cobalt Corporation

2.  Significant Accounting Policies (Continued)

Stock Based Compensation

     At December 31, 2002, the Company had a stock option plan as described in
Note 18. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards of stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair value based method, or (2) an intrinsic value based method which is prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended. Under APB No. 25, no stock-based employee compensation cost is reflected in net income to the extent that stock options granted have an exercise price equal to the market value of the underlying common stock on the date of the grant and no modifications are made to option terms subsequent to their grant date.

     The following table illustrates the effect on net income and earnings
(loss) per share as if the Company had applied the fair value expense recognition provisions of SFAS No. 123.

                                                                          Year ended December 31,
                                                                         2002                2001
                                                               ----------------------------------------
                                                                 (In thousands, except per share data)
Net income (loss) as reported                                          $73,955             $(22,305)
Less pro forma stock based compensation expense
  determined under fair value based method, net of tax                  (2,004)                (265)
                                                                -----------------------------------------
Pro forma net income (loss)                                            $71,951             $(22,570)
                                                                =========================================
Basic earnings (loss) per share:
    Continuing operations, as reported                                   $1.58               $(0.61)
    Continuing operations, pro forma                                      1.53                (0.62)
    Discontinued operations, as reported                                  0.22                 0.03
    Discontinued operations, pro forma                                    0.22                 0.03

Diluted earnings (loss) per share:
    Continuing operations, as reported                                    1.54                (0.61)
    Continuing operations, pro forma                                      1.51                (0.62)
    Discontinued operations, as reported                                  0.21                 0.03
    Discontinued operations, pro forma                                    0.21                 0.03

     As calculated using the Black-Scholes model, the weighted average fair value of granted options, in which the exercise price equaled the market price on the date of the grant, was $6.88 per share for 2002 and $3.69 for 2001. Prior to the Combination, the Company had no stock based compensation programs other than a stock appreciation rights ("SAR") plan (see Note 18). Thus, proforma information has not been presented for the year ended December 31, 2000.


                                               Year Ended December 31,
                                               2002              2001
                                         ------------------------------------
Assumptions:
   Risk-free interest rate                     5.22%            5.44%
   Dividend yield                              0.42%            0.67%
   Volatility factor                           0.57             0.55
   Weighted average expected life              6 years         6 years

                               Cobalt Corporation

2.  Significant Accounting Policies (Continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Use of Estimates

     The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include medical and other benefits payable, carrying value of investments, fair value of goodwill and intangible assets, tax assets and liabilities, litigation and settlement costs, and allowance for doubtful accounts. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In June of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting costs associated with exit or disposal activities and generally requires costs to be recognized when a liability is incurred. The Company intends to adopt the provisions of SFAS No. 146 for all exit or disposal activities that are initiated after December 31, 2002 in accordance with this statement. For exit and disposal activities initiated prior to December 31, 2002, the Company followed existing accounting guidance contained in Emerging Issues Task Force ("EITF"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," under which costs are recognized at the date the entity commits to an exit plan.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The Company has complied with the revised disclosure requirements in these notes to consolidated financial statements and does not intend to change to a fair value based method of accounting for stock options at this time.

Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 2001 and 2000 to conform to the 2002 presentation including reporting of discontinued operations (see Note 21).

                               Cobalt Corporation

3.  Medical and Other Benefits Payable

     The components of the change in medical and other benefits payable, net of reinsurance, are as follows:

                                                                          Year ended December 31,
                                                                     2002          2001           2000
                                                                 -------------------------------------------
                                                                               (In thousands)
Net medical and other benefits payable at beginning of year      $  238,326     $  104,415      $ 75,637
Net medical and other benefits payable assumed from UWS
   through the Combination                                                -        141,617             -

Components of medical and other benefits expense:
   Estimated costs incurred-current year                          1,189,573      1,129,768       505,597
   Changes in prior year estimates                                  (22,902)       (10,550)       (7,775)
                                                                 -------------------------------------------
Medical and other benefits expense                                1,166,671      1,119,218       497,822
                                                                 -------------------------------------------

Payments related to:
   Current year                                                   1,011,959        943,887       411,973
   Prior years                                                      173,478        183,037        57,071
                                                                 -------------------------------------------
Total paid                                                        1,185,437      1,126,924       469,044
                                                                 -------------------------------------------

Net medical and other benefits payable at end of year            $  219,560     $  238,326      $104,415
                                                                 ===========================================

     The net medical and other benefits payable above excludes reinsured reserves of $35,318,000 and $28,994,000 as of December 31, 2002 and 2001,
respectively. There were no reinsured reserve balances as of December 31, 2000. Reinsured reserves are classified as assets in the accompanying consolidated balance sheets. Changes in prior year estimates and payments related to prior years in the 2001 column in the above table include amounts relating to claims incurred prior to 2001 for BCBSUW and claims incurred prior to March 31, 2001 for the former UWS companies. Net medical and other benefits payable at December 31, 2002 and 2001 include discounted reserves, net of reinsurance, of $13,895,000 and $11,865,000, respectively (net of discount of $4,791,000 and
$4,295,000, respectively) for disability and waiver of premiums claims. These reserves were discounted using a weighted average discount rate of 6.5% and 6.9% for 2002 and 2001, respectively.

                               Cobalt Corporation

3.   Medical and Other Benefits Payable (Continued)

     Subsequent to September 11, 2001, the Company observed significant variability in its claims patterns. Experience for claims incurred appeared to be artificially low, and the Company attributed a portion of this variability to an estimated increase in lag times between the dates claims were incurred and submitted to the Company. In addition, the Company anticipated increased utilization relating to business it was exiting at the end of 2001, including certain CompcareBlue groups and Medicare+Choice. The Company's ultimate experience relating to these matters was more favorable than estimated.

     The Company's December 31, 2000 loss reserves contemplated, among other estimates, continued deterioration in claim experience on Medicare+Choice consistent with that experienced earlier in the year. Actual claims paid were less than anticipated. The net medical and other benefits payable assumed from UWS during 2001 developed slightly unfavorably due to the transition of provider contracts from a capitated to fee for service basis.

     During late 1999, the Company overestimated claim payment lag times in connection with a claim adjudication system conversion. This resulted in favorable development of December 31, 1999 estimated benefits payable.

4.  Investments

     The amortized cost, gross unrealized gains (losses), and estimated fair values of investments are as follows:

                                                                    Gross           Gross
                                                  Amortized      Unrealized       Unrealized      Estimated
                                                     Cost           Gains           Losses       Fair Values
                                             ---------------------------------------------------------------
                                                                     (In thousands)
At December 31, 2002:
   Available-for-sale:
      Fixed maturity:
        U.S. Treasury securities                   $115,109         $ 5,180        $    (1)        $120,288
        Foreign securities                            9,961             707           (108)          10,560
        Corporate debt securities                   157,924           7,477         (1,661)         163,740
        Mortgage-backed securities                   41,849           1,377            (21)          43,205
                                             ---------------------------------------------------------------
                                                    324,843          14,741         (1,791)         337,793
                                             ---------------------------------------------------------------
      Equity securities:
        Embedded conversion options                   1,479               -              -            1,479
        Mutual funds-fixed income                    10,919             184              -           11,103
        Common and preferred stock                   22,959           1,020           (484)          23,495
                                             ---------------------------------------------------------------
                                                     35,357           1,204           (484)          36,077
                                             ---------------------------------------------------------------
                                                    360,200          15,945         (2,275)         373,870
   Held-to-maturity:
      U.S. Treasury securities                       12,780             672              -           13,452
                                             ---------------------------------------------------------------
                                                   $372,980         $16,617        $(2,275)        $387,322
                                             ===============================================================

                               Cobalt Corporation

4.  Investments (Continued)

                                                                    Gross           Gross
                                                  Amortized      Unrealized       Unrealized      Estimated
                                                     Cost           Gains           Losses       Fair Values
                                             ---------------------------------------------------------------
                                                                     (In thousands)
At December 31, 2001:
   Available-for-sale:
      Fixed maturity:
        U.S. Treasury securities                   $ 23,088           $ 193       $   (394)         $22,887
        State and municipal securities                  100               2              -              102
        Foreign securities                            7,336             135           (151)           7,320
        Corporate debt securities                    84,857           1,373           (771)          85,459
        Mortgage-backed securities                   51,818             426           (818)          51,426
                                             ---------------------------------------------------------------
                                                    167,199           2,129         (2,134)         167,194
      Equity securities:
        Mutual funds-fixed income                     9,839              31              -            9,870
        Common and preferred stock                    3,760              11           (143)           3,628
                                             ---------------------------------------------------------------
                                                     13,599              42           (143)          13,498
                                             ---------------------------------------------------------------
                                                    180,798           2,171         (2,277)         180,692
   Held-to-maturity:
      U.S. Treasury securities                       11,007             392             (2)          11,397
                                             ---------------------------------------------------------------
                                                   $191,805          $2,563        $(2,279)        $192,089
                                             ===============================================================

     The amortized cost and estimated fair values of debt securities at December 31, 2002, by contractual maturity, are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                    Amortized        Estimated
                                                      Cost          Fair Values
                                                  ------------------------------
                                                          (In thousands)
   Available-for-sale:
      Due in one year or less                        $ 12,631         $ 12,807
      Due after one through five years                108,528          112,556
      Due after five through ten years                 90,901           95,310
      Due after ten years                              70,934           73,915
                                                  ------------------------------
                                                      282,994          294,588
      Mortgage-backed securities                       41,849           43,205
                                                  ------------------------------
                                                     $324,843         $337,793
                                                  ==============================


   Held-to-maturity:
      Due in one year or less                         $     -          $     -
      Due after one through five years                 12,780           13,452
                                                  ------------------------------
                                                      $12,780          $13,452
                                                  ==============================

                               Cobalt Corporation

4.  Investments (Continued)

     Net investment income consists of the following:

                                                                        Year ended December 31,
                                                                    2002           2001         2000
                                                              --------------------------------------------
                                                                            (In thousands)
Interest on fixed maturities                                      $13,725       $  8,514     $  2,729
Dividends on equity securities                                        674            474          775
Interest on cash equivalents and other investment income            1,323          1,628          100
                                                              --------------------------------------------
Gross investment income                                            15,722         10,616        3,604
Investment expenses                                                (1,177)          (879)        (229)
Interest income from affiliates                                         -          1,273        5,494
Other investment income                                               300            627        1,223
                                                              --------------------------------------------
   Investment income, net                                         $14,845        $11,637      $10,092
                                                              ============================================

     Net realized investment gains and losses consist of the following:

                                                                        Year ended December 31,
                                                                   2002           2001          2000
                                                              --------------------------------------------
                                                                            (In thousands)

Realized gains-available for sale securities                       $ 4,866      $ 2,990       $   638
Realized losses-available for sale securities                       (2,813)      (2,145)       (1,147)
Realized losses-other than temporary impairment charges             (3,194)           -             -
                                                              --------------------------------------------
    Net realized investment gains (losses)                         $(1,141)     $   845       $  (509)
                                                              ============================================

     Proceeds from sales of equity securities classified as available-for-sale during 2002, 2001, and 2000 were $17,920,000, $10,571,000, and $6,134,000, respectively. Proceeds from sales of fixed maturities classified as available-for-sale during 2002, 2001, and 2000, excluding maturities, were $81,092,000, $133,193,000, and $19,652,000, respectively.

     Unrealized gains (losses) are computed as the difference between estimated fair value and amortized cost for fixed maturities classified as available-for-sale or cost for equity securities. A summary of the net change in unrealized gains/losses, less deferred income taxes, which is included in accumulated other comprehensive income (loss), is as follows:

                                                                          Year ended December 31,
                                                                      2002          2001          2000
                                                                  -----------------------------------------
                                                                               (In thousands)
   Fixed maturities                                                  $12,955     $   (11)        $1,577
   Equity securities                                                     821        (250)          (716)
   Deferred income tax benefit (expense)                              (5,454)        (77)          (302)
   Unrealized gain (losses) of affiliates                               (860)      2,937          3,683
                                                                  -----------------------------------------
                                                                     $ 7,462     $ 2,599         $4,242
                                                                  =========================================

     At December 31, 2002, the insurance subsidiaries had debt securities on deposit with various state insurance departments with carrying values of approximately $12,780,000, which are classified as investments held-to-maturity in the accompanying consolidated balance sheets.

                               Cobalt Corporation

4.  Investments (Continued)

     The Company participates in securities lending programs whereby blocks of securities, which are returnable to the Company on short-term notice and are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $80,987,000 and $11,269,000 and estimated fair value of $84,509,000 and $11,409,000 were on loan under the programs at December 31, 2002 and 2001, respectively.

5.  Investment in Affiliates

     Investment in affiliates consisted of the following:

                                                        December 31,
                                                   2002              2001
                                                 ----------------------------
                                                       (In thousands)

      AMSG                                          $ -            $78,554
      Other                                          50                912

                                                 ----------------------------
      Total                                         $50            $79,466
                                                 ============================

     Income (loss) from investment in affiliates, net of tax, consisted of the following:

                                                                        Year ended December 31,
                                                                    2002           2001         2000
                                                              --------------------------------------------
                                                                            (In thousands)

Equity (loss) in earnings:
   AMSG                                                           $ 3,857       $  1,919       $ 1,078
   UWS                                                                  -            433        (7,604)
   Other                                                            1,718             87             -
Other-than-temporary impairment charge - AMSG                           -        (25,163)            -
Realized gain (loss) on sale of AMSG shares                         9,981              -             -
                                                              --------------------------------------------
   Income (loss) from affiliates, net of tax                      $15,556       $(22,724)      $(6,526)
                                                              ============================================

Investment in AMSG

     AMSG offers small group PPO and life products. The Company accounted for its investment in AMSG under the equity method of accounting through May 31, 2002. Because of decreased ownership and the fact that the Company no longer had the ability to exercise significant influence over AMSG, the equity method of accounting was discontinued subsequent to May 31, 2002 and the investment in AMSG was reclassified in the Company's consolidated balance sheets from investment in affiliates to investments available-for-sale.

     During 2002, the Company sold a total of 4,927,448 shares of AMSG (including 1,400,000 shares repurchased by AMSG), reducing its ownership to 1,382,077 shares, or 10.7%, at December 31, 2002, with a fair market value of $19,321,000 ($13.98 per share). The unrealized investment gain on these shares of $989,000 is included, net of tax, in accumulated other comprehensive income in shareholders' equity. On January 3, 2003, the Company sold its remaining investment in AMSG.

                               Cobalt Corporation

5.  Investment in Affiliates (Continued)

     As noted above, income (loss) from investment in affiliates, net of tax, in the Company's consolidated statement of operations for the year ended December 31, 2002 included a gain of $9,981,000, net of tax expense of $1,109,000, resulting from the sale of 4,401,500 shares of AMSG during the first and second quarters of 2002. Also included in income (loss) from investment in affiliates for the year ended December 31, 2001, is a loss of $25,163,000 relating to a write-down of the Company's investment in AMSG to market value as of December 31, 2001. At December 31, 2001, the market value of AMSG stock was $12.45 per share. This write-down was deemed appropriate based on management's decision in December 2001 to no longer classify its investment in AMSG as a strategic long-term asset.

     AMSG repurchased 1,400,000, 367,262, and 1,261,870 shares of its outstanding common stock for cash amounts of $18,130,000, $2,216,000, and $8,292,000 in 2002, 2001, and 2000, respectively. AMSG's repurchase of common stock from parties other than the Company increased the Company's percentage ownership of AMSG. Increases in the Company's share of net assets of AMSG resulting from these share repurchases are reported in the accompanying consolidated statements of changes in stockholders' equity and comprehensive income (loss) during periods in which the Company recorded its investment in AMSG under the equity method of accounting.

    Summarized financial information for AMSG is as follows:

                   Condensed AMSG Consolidated Balance Sheet

                                                             December 31,
                                                                 2001
                                                       -------------------------
                                                            (In thousands)

       Total assets                                              $473,015
                                                       =========================

       Total liabilities                                         $243,615
       Shareholders' equity                                       229,400
                                                       -------------------------
         Total liabilities and shareholders' equity              $473,015
                                                       =========================

     Included in AMSG's total assets was $103,934,000 of goodwill and other intangible assets as of December 31, 2001.

     Information for the six months ended June 30, 2002, as reported in the unaudited statements of operations included in AMSG's (NYSE: AMZ) report on Form 10-Q dated August 13, 2002, is presented below. The periods presented include the periods during which the Company recorded its investment in AMSG under the equity method of accounting.

                               Cobalt Corporation

5.  Investment in Affiliates (Continued)

              Condensed AMSG Consolidated Statements of Operations

                                                    Six Months Ended
                                                        June 30,         Year Ended December 31,
                                                        2002(1)            2001           2000
                                                   -------------------------------------------------
                                                      (unaudited)
                                                                    (In thousands)
    Health services revenues:
       Premium revenues                                    $385,188     $838,672        $951,071
       Other revenue                                         10,343       21,285          20,112
    Investment results                                        7,785       16,664          18,682
                                                   -------------------------------------------------
    Total revenues                                          403,316      876,621         989,865

    Expenses:
    Medical and other benefits                              260,991      601,942         724,613
    Selling, general and administrative                     123,052      257,742         251,767
    Interest                                                    957        2,877           3,584
    Amortization of goodwill and intangibles                    365        3,628           3,785
                                                   -------------------------------------------------
    Total expenses                                          385,365      866,189         983,749

    Pretax income                                            17,951       10,432           6,116
    Income tax expense                                       (7,280)      (6,257)         (3,447)
                                                   -------------------------------------------------
    Income before cumulative effect of a
       change in accounting principle                        10,671        4,175           2,669
    Cumulative effect of a change in
       accounting principle                                 (60,098)           -               -
                                                   -------------------------------------------------
    Net income (loss)                                      $(49,427)    $  4,175        $  2,669
                                                   =================================================
___________________
(1)  AMSG net income subsequent to May 31, 2002 is no longer reported under the equity method of accounting in the Company's statement of operations. Net income for the five months ended May 31, 2002 amounted to $9.1 million.

Investment in UWS

     The Company's investment in UWS through the Combination (see Note 1) was included in investment in affiliates. The Company owned approximately 46.6% of the total UWS shares outstanding as of December 31, 2000 and prior to the Combination.

                               Cobalt Corporation

5.  Investment in Affiliates (Continued)

     Summarized financial information for UWS is as follows:

               Condensed UWS Consolidated Statements of Operations

                                                         Three Month
                                                        Period Ended     Year Ended
                                                          March 31,      December 31,
                                                            2001             2000
                                                       ---------------------------------
                                                                (In thousands)
Revenues:
Health services revenues:
   Premium revenue                                         $219,164       $753,095
   Other revenue                                              5,961         21,638
Investment results                                            2,757          8,119
                                                       ---------------------------------
Total revenues                                              227,882        782,852
                                                       ---------------------------------

Expenses:
   Medical and other benefits                               194,207        697,871
   Selling, general, administrative and other                29,810        107,945
   Interest                                                   1,521          6,500
   Amortization of goodwill                                     190            470
                                                       ---------------------------------
Total expenses                                              225,728        812,786
                                                       ---------------------------------

Operating income (loss) from continuing operations            2,154        (29,934)
Income tax (expense) benefit                                 (1,395)        12,037
Loss from investment in affiliate, net of tax                     -           (312)
                                                       ---------------------------------
Income (loss) from continuing operations                        759        (18,209)
Income from discontinued operations, net of tax                 171          1,781
                                                       ---------------------------------
Net income (loss)                                          $    930      $ (16,428)
                                                       =================================

6.  Goodwill

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new statement, goodwill is no longer amortized but is subject to annual impairment tests. As of June 30, 2002, management completed the Company's initial annual impairment test and determined that no impairment of goodwill existed at that date. The Company updated its analysis and determined that no impairment existed at December 31, 2002. Total goodwill amortization on continuing operations was $5,136,000 and $622,000 for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization was $7,455,000 at December 31, 2002 and 2001. On a pro forma basis (as if the Combination occurred at the beginning of the reporting period), goodwill amortization of $6,470,000 and $5,464,000 would have been recorded for the years ended December 31, 2001 and 2000, respectively.

     During 2002, the Company recorded additional goodwill of $13,026,000 relating to the acquisition of CMSI (see Note 23). In addition, goodwill relating to the Combination was reduced by $2,175,000 relating to a corresponding decrease in a portion of the valuation allowance established against net deferred income tax assets recorded by UWS prior to the Combination.

                               Cobalt Corporation

6.  Goodwill (Continued)

     The amount of goodwill recorded by the Company by segment as of December 31, 2002 was (in thousands):

     Insured medical products                                        $63,090
     Specialty managed care products and services                     26,792
     Government services                                                   -
     Self-funded products                                             13,026
                                                                  -----------
         Total                                                      $102,908
                                                                  ===========

     There were no significant changes in the allocation of goodwill between segments during 2002.

     The following table illustrates net income (loss) and net income (loss) per share adjusted to exclude the effects of goodwill amortization in accordance with SFAS No. 142:

                                                                    Year ended December 31,
                                                                    2001                2000
                                                            ----------------------------------------
                                                            (In thousands, except per share data)
  Reported net loss                                               $(22,305)           $(40,013)
  Add back: Goodwill amortization                                    5,136                 622
                                                            ----------------------------------------
  Adjusted net loss                                               $(17,169)           $(39,391)
                                                            ========================================

  Basic and diluted earnings (loss) per common share:
      Reported EPS                                                  $(0.58)
      Goodwill amortization                                           0.13
                                                            ---------------------
      Adjusted EPS                                                  $(0.45)
                                                            =====================


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

     Under the terms of the Valley purchase and sale agreement, as amended, the seller retained an option to repurchase all of the capital stock of Valley as of December 31, 2005, at a price equal to Valley's net assets plus $400,000.

     Pursuant to the terms of the Unity purchase agreements, as amended, the sellers retained options to repurchase the net assets of the acquired companies as of December 31, 2004. These agreements provide for an extension through December 31, 2009. One seller has the option to repurchase a portion of Unity's business for $500,000 plus the proportionate share of the net worth of such business less any unpaid amount of the maximum performance bonuses. The maximum performance bonuses are limited to $650,000 in total, of which $200,000 for 2002 has been accrued and $125,000 for 2001 has been paid. The other seller has the option to repurchase the remainder of the Unity business (as well as the legal entity) at a price equal to the net assets of such business.

                               Cobalt Corporation

7.  Provider Arrangements (Continued)

     Total revenues subject to repurchase options, pursuant to the various purchase agreements, were $289,259,000 for 2002. Profit sharing expenses related to these provider arrangements are calculated based on the profitability of the respective subsidiary and totaled $1,685,000 in 2002. Net income subject to repurchase options, pursuant to those provider arrangements, totaled $5,399,000 for 2002. Total assets and total net assets subject to repurchase options were $75,598,000 and $31,113,000, respectively, at December 31, 2002. The Company had no business subject to repurchase options for the periods prior to the Combination (see Note 1).

8.  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation as follows:

                                                        December 31,
                                                     2002           2001
                                                ------------------------------
                                                       (In thousands)

 Land and land improvements                         $  1,658      $  1,316
 Building and building improvements                   14,971        11,351
 Computer equipment and software                      53,393        48,875
 Furniture and other equipment                        24,846        21,646
                                                ------------------------------
                                                      94,868        83,188
 Less accumulated depreciation                       (60,701)      (51,777)
                                                ------------------------------
                                                    $ 34,167      $ 31,411
                                                ==============================

     Depreciation expense related to property and equipment totaled $10,021,000, $9,800,000, and $6,278,000 in 2002, 2001, and 2000, respectively.

     During 2002, 2001, and 2000, the Company reduced the carrying amount of certain computer software costs to net realizable value through a charge to income in the amount of $880,000, $329,000, and $223,000, respectively. This charge is included in selling, general, administrative, and other expense in the accompanying consolidated statements of operations and is reflected primarily in the Company's insured medical products and specialty managed care products and services segments.

9.  Reinsurance

     Amounts assumed from and ceded to other insurance companies are summarized as follows:

                                                                          Year ended December 31,
                                                                      2002          2001         2000
                                                                  ----------------------------------------
                                                                              (In thousands)
Reinsurance assumed:
   Insurance premiums                                                $39,923       $20,438      $3,497
   Medical and other benefits                                         25,530        13,889       2,543

Reinsurance ceded:
   Insurance premiums                                                $34,409       $17,649        $429
    Medical and other benefits                                        20,429        12,933         116

     Reinsurance contracts are accounted for in a manner consistent with the underlying business.

                               Cobalt Corporation

9.  Reinsurance (Continued)

     The Company has reinsurance recoverable amounts outstanding of $54,223,000 and $45,377,000 as of December 31, 2002 and 2001, respectively, included in other current assets and reinsurance recoverables in the accompanying consolidated balance sheets based on the expected settlements.

     The Company employs quota share and excess of loss reinsurance with third-party reinsurers as follows:

           Quota Share                                         Ceding Percentage
----------------------------------    --------------------------------------------------------------------
Workers' Compensation:
    Wisconsin                         20% pre July 1, 2001, 35% effective July 1, 2001
    Illinois                          60%

         Excess of Loss                                           Retention
----------------------------------    -------------------------------------------------------------------

Workers' Compensation                 $250,000
Life                                    75,000
Long-term disability                    75,000 on claims incurred prior to October 1, 2001
                                         3,500 monthly  benefit on claims  incurred  after October 1, 2001
Medical:
   Valley                               150,000
   Unity                                225,000
   CompcareBlue                         400,000
   BCBSUW                               500,000

10.  Debt

     Debt outstanding was as follows:

                                                           December 31,
                                                     2002               2001
                                                  ------------------------------
                                                          (In thousands)

Term note, due 2002                                 $   -             $ 7,500
Revolving credit agreement, due 2003-2005            29,950                 -
Bank line of credit, due 2003                         7,500             7,850
Accrued interest                                          1                19
                                                  ------------------------------
Total debt                                           37,451            15,369
Less current portion                                 12,451            12,369
                                                  ------------------------------
Long-term debt                                      $25,000           $ 3,000
                                                  ==============================

     On December 31, 2001, the Company originated a term business note ("term note") for the corporate holding company with a commercial bank for $7,500,000. The term note had an adjustable rate of interest with payment of principal and interest due February 15, 2002. The term note was extended and renegotiated, with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003. Interest was calculated at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.5%, adjusted monthly. Interest expense recorded during 2002 on the term note was $152,000 at a weighted average interest rate of 3.36%. During 2002, the note was repaid in full by the Company.

                               Cobalt Corporation

10.  Debt (Continued)

     During 2002, the Company entered into a three-year revolving credit arrangement ("revolver") with a commercial bank. This revolver provides for borrowings up to $30,000,000 by the Company with the availability declining to $25,000,000 after one year and to $15,000,000 after two years. The revolver is collateralized by the common stock of BCBSUW and CompcareBlue. The revolver bears interest at a rate of LIBOR plus 1.5% to 2.5% depending on the timing and amount of the borrowings. A commitment fee of 3/8% annually is payable quarterly on the unused portion of the revolver.

     As of December 31, 2002, the outstanding balance on the revolver is $29,950,000 and bears interest at a rate of 3.94%. Funds drawn on the revolver during 2002 were used by Cobalt to repay certain intracompany balances and to repay the remaining balance of $6,000,000 due on the term note. Interest expense recorded during 2002 on the revolver was $396,000 at a weighted average interest rate of 4.30%. The current portion of the revolver ($4,950,000) has been classified as short-term debt in the accompanying consolidated balance sheets as of December 31, 2002, and the remaining $25,000,000 balance is classified as long-term debt.

     Debt covenants under the revolver include compliance with a minimum tangible net worth, minimum debt-service/liquidity ratio, and risk-based capital ("RBC") requirements (see Note 15) on a quarterly basis. As of December 31, 2002, the Company is in compliance with the covenants of the revolver.

     The Company also has a line-of-credit ("LOC") with a commercial bank, which permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company, up to $20,000,000. The LOC has an adjustable rate with interest payments due monthly. The outstanding LOC balance was $7,500,000 and $7,850,000 as of December 31, 2002 and 2001, respectively. Interest expense on the LOC was $126,000, $560,000, and $300,000 in 2002, 2001, and 2000, respectively. The weighted average interest rate on the LOC was 3.89%, 3.90%, and 8.10% in 2002, 2001, and 2000, respectively.

     The schedule of principal payments on debt is as follows (in thousands):

             2003                               $12,451
             2004                                10,000
             2005                                15,000
             Thereafter                               -
                                               ----------
             Total debt                          37,451
             Less-current portion                12,451
                                               ----------
             Long-term debt                     $25,000
                                               ==========

11.  Related-Party Transactions

     During 1998, UWS entered into a $70,000,000 note obligation due to BCBSUW in connection with the spin-off in 1998 of AMSG's managed care companies and specialty business. UWS pledged the common stock of CompcareBlue as collateral for the note obligation. Interest was payable quarterly at a rate equal to 9.75% and 8.06% as of December 31, 2001 and 2000, respectively. The note was amended and the maturity date was extended to January 2, 2003 at an interest rate of 7.38% on February 14, 2002. In October 2002, the $70,000,000 obligation due BCBSUW was satisfied in full through the transfer to BCBSUW of all of the common stock of CompcareBlue.

     As a result of the Combination, this intra-company note and related accrued interest is eliminated in the accompanying consolidated balance sheets as of December 31, 2001. Interest income received totaled $5,494,000 in 2000. Interest income of $1,339,000 received prior to Combination in 2001 is included in the accompanying consolidated statement of operations. Interest income subsequent to March 31, 2001 has been eliminated in the accompanying consolidated statement of operations.

                               Cobalt Corporation

11.  Related-Party Transactions (Continued)

     The Company and Health Care Service Corporation ("HCSC") (the parent corporation of BlueCross BlueShield of Illinois) each owned a 50% interest in United Heartland of Illinois, Inc. ("UHIL"), a managing general agent for workers' compensation business in Illinois. Premium receivable related to UHIL of $4,952,000 at December 31, 2001 is reported in Due from Affiliates in the accompanying consolidated balance sheets. Effective December 31, 2002, the Company acquired the remaining 50% interest in UHIL from HCSC in return for assuming certain lease obligations equal to the equity value of HCSC's interest in UHIL. UHIL was dissolved and its operations were combined with UWIC at that date.

12.  Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. Separate state income tax returns are filed by each subsidiary, except GHS and CC Holdings, which are limited liability companies and are included in their parent's state income tax filings.

     The Company had net federal income tax receivables of $6,376,000 and $10,314,000 at December 31, 2002 and 2001, respectively, included in prepaid expenses and other current assets. These amounts include a payment of $11,576,000 made to the Internal Revenue Service ("IRS") to close the 1987 to 1992 tax years with respect to further audit assessments. The Company was not required to make this payment and is disputing the 1987 proposed tax adjustments on which the assessments were based. A motion for partial summary judgment has been filed with the U.S. Court of Federal Claims, and the Company expects to prevail in this matter.

     As of December 31, 2002, the Company has federal tax loss carryforwards totaling $63,652,000 and related alternative minimum tax ("AMT") loss carryforwards totaling $43,554,000, both of which expire in the years 2018 through 2020. The Company has state net business loss carryforwards totaling $105,180,000 at December 31, 2002, which expire in the years 2011 through 2017. The income tax benefits related to the majority of these tax carryforwards have been recognized in prior years' financial statements. As a result, the eventual use of these tax carryovers will not materially affect income tax expense. These tax loss carryforwards do not include amounts relating to the Company's intangibles deductions or conversion payment deduction, as discussed below.

     The Company had net federal and state income tax payments (refunds) of $1,518,000, $368,000, and $(194,000) in 2002, 2001, and 2000, respectively.

     The components of income tax expense (benefit) are as follows:

                                         Year ended December 31,
                                    2002          2001          2000
                                ------------------------------------------
                                             (In thousands)

Current:
   Federal                         $ 6,513       $(2,359)      $    -
   State                             1,298           130            -
                                ------------------------------------------
                                     7,811        (2,229)           -
Deferred:
   Federal                          (2,416)          183          548
   State                             1,909           175            -
                                ------------------------------------------
                                      (507)          358          548
                                ------------------------------------------
      Total                        $ 7,304       $(1,871)        $548
                                ==========================================

                               Cobalt Corporation

12.  Income Taxes (Continued)

     The Company is entitled to an income tax deduction resulting from the exercise of non-qualified employee stock options. The tax benefits related to these deductions amounted to $3,975,000, $0, and $0 for the years ended December 31, 2002, 2001, and 2000, respectively. These benefits were recorded as an increase to common stock and are not included in the table above.

     The Company's federal income tax returns are routinely audited by the IRS. The 1984 and 1986 through 1992 (excluding 1990) tax years are closed to further tax assessments. All years from 1993 to present were open as of December 31, 2002. In management's opinion, adequate tax liabilities have been established for all open audit years.

     The recorded tax assets and liabilities do not reflect potential tax benefits which may result from income tax deductions claimed from 1987 to 2000 relating to the write-off of certain intangible assets held as of January 1, 1987. The IRS has disallowed these deductions and is currently litigating whether similar deductions taken by other Blue Cross plans are allowable. This litigation may prevent the Company from closing tax years even after the 1987 litigation is resolved. In addition, the recorded tax assets and liabilities do not reflect the potential tax benefits of a $192,577,000 deduction taken on the Company's 2001 income tax return related to the transfer of 100% of the stock of BCBSUW to the Foundation as a condition of the conversion to for-profit status that took place on March 23, 2001. Although the IRS had previously ruled that similar transfers by other Blue Cross plans were tax deductible, it recently revoked or retracted those rulings. Until additional guidance is provided by the courts or the IRS regarding these matters, no tax benefit will be recorded.

     A reconciliation of income tax expense (benefit) computed at the federal statutory rate to recorded income tax expense (benefit) is as follows:

                                                                            Year ended December 31,
                                                                         2002         2001         2000
                                                                     ---------------------------------------
                                                                                 (In thousands)
   Tax applicable to operating income (loss) at federal statutory     $ 19,868     $  (895)      $(11,529)
    rate
   Change in valuation allowance                                       (18,705)     (1,495)        14,877
   Goodwill amortization                                                     -       1,436            218
   State income and franchise taxes, net of federal benefit              2,085         198         (2,602)
   Additional (reversal) accrued taxes                                   4,400      (1,453)             -
   Other, net                                                             (344)        338           (416)
                                                                     ---------------------------------------
                                                                      $  7,304     $(1,871)      $    548
                                                                     =======================================

     A portion of the Company's deferred tax valuation allowance represents amounts recorded through charges to income tax expense. Subsequent reversals of such amounts are credited to income tax expense. Such reversals reflected in income tax expense (benefit) in the accompanying consolidated statements of operations during the years ended December 31, 2002 and 2001, were $18.7 million and $1.5 million, respectively, due primarily to the Company's utilization of net operating loss carryforwards.

     The deferred tax valuation allowance also includes amounts related to the net deferred tax assets of UWS at the date of the Combination. This valuation allowance increased goodwill by $22.1 million at that date. Subsequent reversals of this valuation allowance are recorded as reductions to goodwill. At December 31, 2002 and 2001, the remaining Combination date valuation allowance was $19.9 million and $22.1 million, respectively.

                               Cobalt Corporation

12.  Income Taxes (Continued)

     Significant components of the Company's federal and state deferred tax liabilities and assets are as follows:

                                                     December 31, 2002            December 31, 2001
                                                ----------------------------------------------------------
                                                    Federal        State        Federal         State
                                                ----------------------------------------------------------
                                                                     (In thousands)
Deferred tax liabilities:
   Claims-based receivables                       $  (1,711)      $    (133)   $  (2,476)     $    (427)
   Pension accrual                                  (21,079)         (4,692)     (17,950)        (4,027)
   Deferred acquisition costs                        (4,894)         (1,101)      (2,567)          (579)
   Interest expense                                  (1,555)           (351)      (1,555)          (351)
   Goodwill                                          (1,140)           (189)           -              -
   Federal effect of state taxes                       (755)              -       (1,838)             -
   AMSG basis difference                               (735)         (1,109)      (3,202)        (5,209)
   Unrealized gain on investments                    (4,782)           (285)           -              -
   Prepaid expenses                                  (3,385)           (735)      (3,515)          (748)
   Other, net                                          (455)            (99)      (1,089)          (169)
                                                ----------------------------------------------------------
Total deferred tax liabilities                      (40,491)         (8,694)     (34,192)       (11,510)

Deferred tax assets:
   Post-retirement benefits other than pensions       6,486           1,437        5,257          1,179
   Deferred gain on sale of building                    639             144          822            186
   Relocation expenses                                  838             189            -              -
   State insurance fund accrual                       1,025             231            -              -
   Employee benefits                                  5,805           1,289        6,886          1,538
   Medical and other benefits payable
     discounting                                      3,695             626        4,080            740
   Net operating loss carryforwards                  22,278           8,310       49,794         20,183
   Bad debt reserve allowance                         2,718             606        2,784            626
   Depreciation                                         100              30            -              -
   AMT credit                                         3,783               -        2,963              -
   Advance premium discounting                        5,558           1,094        5,424          1,132
   Other, net                                         2,483             665        2,362            478
                                                ----------------------------------------------------------
         Subtotal                                    55,408          14,621       80,372         26,062
   Valuation allowance                              (15,725)         (8,738)     (46,180)       (14,552)
                                                ----------------------------------------------------------
Deferred tax assets after valuation allowance        39,683           5,883       34,192         11,510
                                                ----------------------------------------------------------
Net deferred tax liabilities                      $    (808)      $  (2,811)   $       -      $       -
                                                ==========================================================

13.  Government Contracts

     The Company, through GHS, provides administrative, program integrity, and consulting services in connection with publicly funded health care programs. These services are provided through two subsidiaries of GHS: UGS and TS. Through UGS, the Company serves as a fiscal intermediary for Medicare and a provider of claim processing and administrative services in conjunction with various other government programs. Through TS, the Company provides benefit integrity and data analysis services as a Program Safeguard Contractor ("PSC") for Medicare.

                               Cobalt Corporation

13.  Government Contracts (Continued)

     Claims processed and administrative fees received related to these services were as follows:

                                                 Year ended December 31,
                                          2002         2001         2000
                                      --------------------------------------
                                                   (In thousands)
UGS:
  Number of claims processed                53,964       47,140       36,320
  Amount of claims paid                $29,535,621  $25,255,210  $13,194,510
  Administrative fees received            $110,550     $117,192      $70,305

TS:
  Administrative fees received              $1,169          $ -          $ -

     As a Medicare fiscal intermediary and PSC, the Company is subject to regulations covering allowable cost reimbursements and operating procedures. The laws and regulations governing fiscal intermediaries and PSCs are complex and subject to interpretation. The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory actions including fines in excess of fees received, significant penalties, and exclusions from being a government contractor for these programs.

14.  Commitments and Contingencies

Long-Term Contract

     On October 1, 1998, the Company entered into an agreement with a vendor to obtain certain electronic data processing services for the Company. The agreement had an initial term of five years, with options for two additional one-year renewal periods, which have been exercised. Expenses related to this arrangement were $10,421,000, $13,405,000, and $14,986,000 in 2002, 2001, and
2000, respectively.

Operating Leases

     The Company has operating leases for office space, electronic data processing equipment, automobiles, software, and terminal lines. Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002 were as follows (in thousands):

          2003                      $ 8,956
          2004                        7,605
          2005                        6,072
          2006                        3,511
          2007                        1,659
          Thereafter                  2,522
                                   ----------
             Total                  $30,325
                                   ==========

     Rental expense totaled $15,528,000, $13,835,000, and $9,538,000 in 2002,
2001, and 2000, respectively.

                               Cobalt Corporation

14.  Commitments and Contingencies (Continued)

     In conjunction with the assignment of a lease to a third party, the Company has guaranteed the payment of the remaining lease payments in the event that the assignee is unable to pay the lessor the payments due under the lease agreements. Annual lease payments under this assigned lease are approximately $925,000 annually and the lease term runs through 2010.

Extension of Credit

     The Company has an outstanding revolving line-of-credit in the amount of $15,000,000 available to Health Professionals of Wisconsin, Inc., which originated in 1997. The outstanding balance at December 31, 2002 and 2001 was $3,000,000. Interest is accrued based on the quarterly prime rate, with interest payments due annually on November 1. Interest income amounted to $132,000, $308,000, and $451,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     At December 31, 2002, the Company had an outstanding letter of credit of $10,278,000, which expires on July 31, 2003, issued primarily to support a portion of its workers' compensation line of business. There have been no draw-downs under this letter of credit.

Litigation

     The Company is involved in various legal actions occurring in the normal course of business. In the opinion of management, adequate provision has been made for losses that may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the consolidated financial statements.

HIPAA

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes administrative provisions imposing significant requirements relating to maintaining the privacy of medical information ("Privacy"), establishing uniform health care provider and employer identifiers, requiring use of standardized transaction formats ("Transactions"), and seeking protections for confidentiality and security of patient data ("Security"). The Privacy and Transactions provisions require implementation in 2003. Final HIPAA Security rules were published on February 20, 2003, and the implementation and compliance date is April of 2005. HIPAA is far-reaching and complex, and proper interpretation and practice under the law continue to evolve. Consequently, the Company's efforts to measure, monitor, and adjust its business practices to comply with HIPAA are ongoing. Compliance with HIPAA could require the Company to make significant changes to its operations and failure to comply could subject the Company to civil and criminal penalties. The costs of complying with HIPAA are likely to be substantial.

Stock Offerings

     The Foundation is required to decrease its percentage ownership of Cobalt to 50% by March 23, 2004 and 20% by March 23, 2006. The Company is responsible for all legal and accounting fees, printing, and other out-of-pocket costs associated with the offerings to facilitate these sales. During 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") covering the potential sale of up to 0.5 million shares of Cobalt common stock by the Company and up to 6.5 million shares of outstanding Cobalt common stock held by the Foundation. During February of 2003, the Foundation sold 6.3 million shares of Cobalt common stock realizing proceeds of approximately $71.9 million. The Company did not sell any shares of common stock in conjunction with this transaction. As a result, the Company expensed offering costs of approximately $1.2 million during the fourth quarter of 2002.

                               Cobalt Corporation

15.  Shareholders' Equity

Common Stock

     The common stock of Cobalt has no par value or stated value. The number of authorized, issued, and outstanding shares of common stock are as follows:

                                                      December 31,
                                                 2002              2001
                                            ---------------------------------

   Authorized                                 75,000,000        75,000,000
   Issued (includes 7,949,904 shares
      owned by BCBSUW, see Note 1)            49,594,488        48,542,947
   Outstanding                                41,644,584        40,593,043

Statutory Financial Information (unaudited)

     The Company's insurance subsidiaries are required to file financial statements with the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") and other state insurance regulators. Such financial statements are prepared in accordance with statutory accounting practices ("SAP") prescribed or permitted by the OCI, which differ from GAAP under which the accompanying consolidated financial statements are prepared. Significant differences between SAP and GAAP include certain valuations of investments, calculations of discounted claim reserves, non-recognition of certain assets (primarily health-care receivables, premium receivables greater than 90 days, property and equipment, and certain intracompany receivable balances), and recognition of deferred income tax assets based on criteria, which vary from GAAP. While the OCI has the authority to permit insurers to deviate from prescribed SAP, none of the Company's insurance subsidiaries regulated by the OCI have received approval to adopt any such practices.

     Wisconsin insurance regulations also require the maintenance of a minimum compulsory surplus based on a percentage of premiums written. As of December 31, 2002, all of the Company's insurance subsidiaries exceeded the regulatory minimum compulsory and security surplus, calculated as prescribed by the OCI. In addition, the Company's insurance subsidiaries are subject to RBC requirements promulgated by the National Association of Insurance Commissioners. The RBC requirements establish minimum levels of capital and surplus based upon the insurer's operations and investment risk. At December 31, 2002, the Company was in compliance with these capital surplus requirements. The Company is also required to maintain certain capital and liquidity levels in conjunction with the licensing of certain products by the Association. As of December 31, 2002, Cobalt, BCBSUW and CompcareBlue exceeded the minimum standards to maintain its license.

     Dividends paid by insurance subsidiaries are limited by state insurance regulations. The insurance regulator in the state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior twelve months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. The aggregate amount available for dividends in 2003 without regulatory approval is $18,928,000.

                               Cobalt Corporation

16.  Management's Plan

     Operating losses incurred during 1999 through 2001 reduced the statutory surplus of Cobalt's insurance subsidiaries. Despite these operating losses and the implementation of changes in statutory accounting effective January 1, 2001, the Company complied with minimum capital and liquidity requirements of the OCI and the Association during 2001, 2000, and 1999. The Company maintained compliance, in part, by contributing regulated and non-regulated subsidiaries to regulated entities and by collateralizing certain intracompany debt obligations with the common stock of affiliated entities. Following a review by the OCI of these intracompany transactions, Cobalt agreed with the OCI as to how these transactions should be treated for surplus and capital calculations. In addition, the Company prepared a plan of action to satisfy these intracompany obligations and strengthen the Company's capital to assure that the Company's insurance subsidiaries continue to satisfy the minimum capital and liquidity requirements of the OCI and the Association.

     The Company has substantially completed all aspects of the capital plan, significant provisions of which included the following:

     o Sell certain non-regulated subsidiaries owned by the Company for cash and/or notes prior to October 1, 2002. On March 29, 2002, the Company sold its behavioral health and medical management subsidiary, Innovative Resource Group, LLC ("IRG") (see Note 21).
     o Reduce BCBSUW's investment in AMSG common stock from 45% of the shares outstanding to less than 20% through public or private offerings during 2002. The Company reduced its investment in AMSG to 10.7% as of December 31, 2002, raising $73.9 million in net proceeds at BCBSUW. On January 3, 2003, the Company sold its remaining investment in AMSG raising an additional $18.7 million in net proceeds at BCBSUW.
     o Obtain debt financing at the Company's corporate holding company from one or more institutional lenders to fund holding company liquidity needs including the repayment of the collateralized intracompany debt obligations between the holding company and its regulated subsidiaries. The Company has obtained a $30.0 million revolver (see
          Note 10). During the third quarter of 2002, the Company repaid its intracompany obligation to UWIC of $22.8 million. In October 2002, the $70.0 million note between the Company and BCBSUW was satisfied through the contribution of CompcareBlue to BCBSUW.
     o Achieve the Company's 2002 projected core earnings, which anticipated breakeven operating results for CompcareBlue for the year ending December 31, 2002 as compared to an operating loss of $32.5 million for the year ended December 31, 2001. The Company exceeded its projected core earnings for the year ended December 31, 2002, including progress toward obtaining breakeven results for CompcareBlue.

17.  Fair Value and Concentration of Credit Risk of Financial Instruments

     The carrying amount of cash and cash equivalents approximate fair value because of their short-term nature. The carrying values of long-term debt are considered to be carried on the financial statements at their estimated fair value because they were entered into recently and/or they are at variable interest rates, which generally fluctuate with interest rate trends. The fair values of investment securities (see Note 4) are estimated based on quoted market prices.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities. Investment securities are managed within established guidelines that limit the amount invested in securities of a single issuer.

                               Cobalt Corporation

18.  Employee Benefit Plans

Pension and Postretirement Benefits

     The Company and certain of its subsidiaries participate in two defined benefit pension plans, the Cobalt Corporation Pension Plan (the "Plan") and the UGS Pension Plan (the "UGS Plan"). Prior to the Combination, the Plan had been named the UWSI/BCBSUW Pension Plan, a multiple employer plan sponsored by BCBSUW and the former UWS. Coincident with the Combination and the aforementioned Plan name change, the Company assumed the assets and liabilities of the Plan and became the sole sponsor. The Plan and the UGS Plan utilize a measurement date of September 30 and December 31, respectively.

     The Plan and the UGS Plan provide retirement benefits to covered employees based primarily on compensation and years of service. The Company contributed $6,392,000 and $3,514,000 to the UGS Plan in 2002 and 2001, respectively. No contributions were made to any of the plans in 2000.

     The Company also has postretirement benefit plans to provide medical, dental, and vision benefits, and life insurance for certain groups of retired employees. Such plans were amended in 1997 to limit the Company's financial contribution in future periods. No benefits will be provided for individuals hired after the effective dates of these amendments.

     The financial information below includes both the Plan and the UGS Plan.

     The following table summarizes the change in the pension and postretirement benefit obligations:

                                                            Pension                  Postretirement
                                                  ----------------------------  --------------------------
                                                     2002            2001           2002        2001
                                                  ----------------------------  --------------------------
                                                                      (In thousands)
Benefit obligation at beginning of year           $ 108,519       $ 82,614        $ 19,285    $14,318
Benefit obligation assumed from UWS through
 the Combination                                          -         22,080               -      3,398
Service cost                                          4,918          4,879             521        501
Interest cost                                         7,292          6,732           1,310      1,151
Plan amendments                                         169              -               -         32
Actuarial (gains) losses                              3,607         (1,168)          2,853      1,198
Sale of subsidiary                                        -              -            (159)         -
Benefits paid                                        (9,049)        (6,618)         (2,092)    (1,313)
                                                  ----------------------------  --------------------------
Benefit obligation at end of year                 $ 115,456       $108,519        $ 21,718    $19,285
                                                  ============================  ==========================

     The pension and postretirement plans' assets are comprised primarily of debt, equity, and other marketable securities, including 700,000 shares of Cobalt Corporation common stock, held by the Plan, with a fair value of $9,660,000 and $4,466,000 at December 31, 2002 and 2001, respectively.

                               Cobalt Corporation

18.  Employee Benefit Plans (Continued)

     The following table summarizes the change in the pension and postretirement plan assets:

                                                            Pension                     Postretirement
                                                  ----------------------------    ---------------------------
                                                       2002          2001            2002          2001
                                                  ----------------------------    ---------------------------
                                                                        (In thousands)
  Fair value of plan assets at beginning of year     $153,850       $129,724           $1,854     $ 2,380
  Fair value of plan assets assumed from UWS
   through the Combination                                  -         39,729                -           -
  Employer contributions                                6,392          3,514            1,330         583
  Actual return on plan assets                         (4,122)       (12,499)              15         204
  Benefits paid                                        (9,049)        (6,618)          (2,148)     (1,313)
                                                  ----------------------------    ---------------------------
  Fair value of plan assets at end of year           $147,071       $153,850           $1,051     $ 1,854
                                                  ============================    ===========================

     The following table provides a reconciliation of the funded status of the plans to the prepaid pension and postretirement costs:

                                                        Pension                     Postretirement
                                             ------------------------------   ----------------------------
                                                  2002           2001             2002          2001
                                             ------------------------------   ----------------------------
                                                                    (In thousands)
Funded status of plan at end of year              $31,615       $45,331           $(20,667)     $(17,431)
Unrecognized net transition asset                       -          (506)                 -             -
Unrecognized prior service cost                    (5,544)       (7,445)              (260)         (228)
Unrecognized net (gain) loss                       40,071        16,457              2,592          (346)
Post-measurement date employer
  contributions                                         -             -                293             -
                                             ------------------------------   ----------------------------
Prepaid (accrued) at end of year                  $66,142       $53,837           $(18,042)     $(18,005)
                                             ==============================   ============================

     Weighted-average assumptions used in developing the projected benefit obligations are as follows:

                                                              December 31,
                                                             2002       2001
                                                          ----------------------
Pension:
   Discount rate                                             6.50 %     7.00%
   Rate of compensation increase                             4.75       4.75
   Expected rate of return on Plan assets                    8.75       9.25

Postretirement:
   Discount rate                                             6.50%      7.00%
   Health care cost trend:
     Initial                                                 9.50      10.50
     Ultimate                                                5.50       5.50
   Expected return on Plan:
     Union plan assets                                       8.00%      8.00%

     The unrecognized net asset was amortized over the remaining estimated service lives of participating employees at January 1, 1986: 15.4 years for salaried employees and 16.9 years for hourly employees. As of December 31, 2002, the asset has been fully amortized.

                               Cobalt Corporation

18.  Employee Benefit Plans (Continued)

     The effect of a hypothetical 1% increase in the health care cost trend rate would be a $1,366,000 increase in the benefit obligation at December 31, 2002. The effect of a hypothetical 1% decrease in the health care cost trend would be a $1,270,000 decrease in the benefit obligation at December 31, 2002. The initial health care cost trend rate is expected to decrease by 1.0% per year to an ultimate trend rate of 5.5% at December 31, 2006.

     The components of the pension credit and postretirement benefit cost, which are included in selling, general, administrative, and other expenses in 2002, 2001, and 2000, are as follows:

                                                   Pension                           Postretirement
                                      -----------------------------------   ---------------------------------
                                         2002       2001        2000           2002      2001        2000
                                      -----------------------------------   ---------------------------------
                                                                  (In thousands)
Service cost                          $  4,918   $  4,751    $  2,393        $   521    $   501     $  284
Interest cost                            7,292      6,687       5,129          1,310      1,152        890
Expected return on plan assets         (15,748)   (13,956)    (10,283)          (116)      (143)      (184)
Net amortization of transition
   asset                                  (506)    (1,264)     (1,087)             -          -          -
Amortization of prior service cost      (1,691)    (1,530)     (1,013)           (97)       (75)      (120)
Amortization of unrecognized
   gain                                   (137)         -           -              -        (24)        (2)
                                      -----------------------------------   ---------------------------------
Pension (credit) and
   postretirement benefit cost        $ (5,872)  $ (5,312)   $ (4,861)        $1,618     $1,411     $  868
                                      ===================================   =================================

Defined Contribution and Bonus Plans

     The Company sponsors defined contribution plans whereby the Company contributes a percentage of participants' qualifying compensation up to certain limits, as defined by the plans. The Company match is made in Cobalt Corporation common stock and cash. Participant directed contributions in Cobalt Corporation common stock are limited to 30% of the participants' contributions exclusive of the Company match. The Company also provides benefits under various other profit-sharing and bonus programs. Expenses related to such plans and programs totaled $17,937,000, $10,612,000, and $2,337,000 in 2002, 2001, and 2000,
respectively.

Stock-Based Compensation Plans

     Certain employees of the Company participated in a SAR plan, based upon the market value of Cobalt common stock. On December 12, 2001, all 647,390 outstanding SARs were converted to nonqualified stock options of an equal number, and at an exercise price equal to the original strike price of the SARs. As of that date, 347,890 of the outstanding SARs were vested and 281,556 of the SARs had a strike price lower than the current market price. The SARs liability outstanding was reclassified to retained earnings upon conversion of the SARs to options.

     The Company has a stock-based compensation plan covering employees and directors that allows for option grants of up to 8,700,000 shares of common stock and cash as incentive or nonqualified stock options. Stock options granted vest at 25% per year over a four-year period.

                               Cobalt Corporation

18.  Employee Benefit Plans (Continued)

     Stock option activity for all plans is as follows:

                                                                                     Weighted Average
                                                                 Option             Exercise Price Per
                                                                 Shares                    Share
                                                            ----------------       ---------------------

Outstanding at January 1, 2001                                          -                $     -
Options assumed from UWS through Combination                    3,606,496                    9.39
Conversion of SARs                                                647,390                    5.70
Granted                                                            49,000                    6.12
Exercised                                                         (11,250)                   4.58
Cancelled                                                      (1,018,125)                  13.16

Outstanding at December 31, 2001                                3,273,511                    7.43
Granted                                                         1,606,500                   11.47
Exercised                                                      (1,062,889)                   8.06
Cancelled                                                         (53,125)                   5.27
                                                            ----------------
Outstanding at December 31, 2002                                3,763,997                    9.00
                                                            ================


     Options, with respect to 4,936,003 shares, were available for grant as of December 31, 2002.

     Other information regarding nonqualified stock options outstanding and exercisable as of December 31, 2002 is as follows:

                                           Options Outstanding                      Options Exercisable
                              ----------------------------------------------     ---------------------------
                                                  Weighted
                                                   Average
                                                  Remaining      Weighted                        Weighted
                                                 Contractual      Average                         Average
        Range of                  Number            Life         Exercise           Number       Exercise
     Exercise Prices            Outstanding      (in years)        Price          Exercisable      Price
--------------------------    ----------------------------------------------     ---------------------------
     $  4.31 - $  5.19            884,250            9.02          $4.32            355,000         $4.32
        5.50 -    6.00             66,000            9.66           5.68             24,000          5.68
        6.15 -    6.87             29,000           10.31           6.27              9,250          6.25
        7.19 -    8.50          1,829,100            9.98           8.04            606,375          7.70
        9.61 -   13.42            469,316            4.83          11.50            469,316         11.50
       14.04 -   17.35             78,331           10.17          16.00             18,331         14.89
       18.00 -   22.80            408,000           11.50          19.88                  -             -
                              ----------------------------------------------     ---------------------------

     $ 4.31 - $22.80            3,763,997            9.62          $9.00          1,482,272         $8.14
                              ==============================================     ===========================

     At December 31, 2001, 1,955,261 outstanding options were exercisable with a weighted average exercise price of $8.71 per share.

                               Cobalt Corporation

     19.  Quarterly Financial Information (unaudited)

     Selected quarterly financial data in 2002 and 2001 are as follows:

                                                                     Quarter
                                       ---------------------------------------------------------------------
                                           First        Second         Third        Fourth        Total
                                       ---------------------------------------------------------------------
                                                      (In thousands, except per share data)
2002
Continuing operations:
   Total revenues                           $380,970     $382,881      $390,392   $393,107      $1,547,350
   Pretax income                              14,424       23,886        15,462     18,549          72,321
   Net income                                 13,244       22,762        13,888     15,123          65,017
   Diluted EPS                                  0.32         0.54          0.33       0.35            1.54

Discontinued operations:
   Net income (loss)                           9,359         (250)         (171)         -           8,938
   Diluted EPS                                  0.23        (0.01)        (0.01)         -            0.21
Net income                                    22,603       22,512        13,717     15,123          73,955
Diluted EPS                                     0.55         0.53          0.32       0.35            1.75

2001
Continuing operations:
   Total revenues                           $186,691     $411,021      $416,839   $411,169      $1,425,720
   Pretax income (loss)                        1,284       (3,913)          868    (23,366)        (25,127)
   Net income (loss)                           1,284       (3,931)          693    (21,302)        (23,256)
   Diluted EPS                                  0.04        (0.09)         0.02      (0.52)          (0.61)
Discontinued operations:
   Net income (loss)                               -          135           364        452             951
   Diluted EPS                                     -            -          0.01       0.01            0.03
Net income (loss)                              1,284       (3,796)        1,057    (20,850)        (22,305)
Diluted EPS                                     0.04        (0.09)         0.03      (0.51)          (0.58)


20.  Segment Reporting

     The Company has four reportable business segments: insured medical products, specialty managed care products and services (previously reported as two separate segments, specialty risk and specialty service), government services, and self-funded products. Insured medical products include full coverage, copayment, PPO, Medicare supplement, interim coverage, HMO, and point-of-service ("POS") products sold primarily in Wisconsin. The specialty managed care products and services segment includes dental, life, disability, and workers' compensation products, along with managed care consulting, electronic claim submission services, subrogation and hospital bill audit services, and receivables management services. The specialty managed care products and services are sold throughout the United States. The self-funded products consist of administrative services and access to Cobalt's extensive provider networks for uninsured contracts and the BlueCard Program. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the states of Wisconsin, Hawaii, and Michigan, as well as providing integrity, consulting, and safeguard services in connection with publicly funded health programs.

     "Other continuing operations" include activities not directly related to the business segments, unallocated corporate items (i.e. income (loss) from investment in affiliates, amortization of goodwill, and unallocated overhead expenses), and intracompany eliminations. The Company evaluates segment performance based on income or loss from operations before income taxes.

                               Cobalt Corporation

20.  Segment Reporting (Continued)

     Financial data from continuing operations by segment is as follows:

                                                       Year Ended December 31,
                                                 2002            2001          2000
                                            ---------------------------------------------
                                                            (In thousands)
Health services revenue:
   Insured medical products                   $1,240,082      $1,150,420      $510,638
   Specialty managed care products
      and services                               185,110         142,009        29,922
   Government services                           111,719         117,192        70,305
   Self-funded products                           30,638          28,067        24,716
   Eliminations                                  (33,903)        (24,450)       (2,481)
                                            ---------------------------------------------
      Total                                   $1,533,646      $1,413,238      $633,100
                                            =============================================


Investment income and realized
  investment gains (losses):
   Insured medical products                     $ 12,149        $ 13,641      $  8,014
   Specialty managed care products
      and services                                 5,979           4,701           473
   Government services                               819             752           705
   Self-funded products                               24              55           391
   Corporate holding company and other                64             (79)            -
   Eliminations                                   (5,331)         (6,588)            -
                                            ---------------------------------------------
         Total                                  $ 13,704        $ 12,482      $  9,583
                                            =============================================


Operating income (loss):
   Insured medical products                     $ 39,858        $  8,790      $(20,553)
   Specialty managed care products
       and services                               13,676           7,522           408
   Government services                             2,375           1,572         1,230
   Self-funded products                            2,508          (3,834)      (10,694)
   Corporate holding company                         296         (13,677)            -
   Other                                          (1,948)         (2,776)       (3,330)
                                            ---------------------------------------------
         Total                                  $ 56,765        $ (2,403)     $(32,939)
                                            =============================================


                               Cobalt Corporation

20.  Segment Reporting (Continued)

     Eliminations by operating segments presented above are as follows:

                                                     Year Ended December 31,
                                               2002             2001           2000
                                          -----------------------------------------------
                                                           (In thousands)
Health services revenue:
   Insured medical products                   $(10,747)       $(15,860)        $(2,481)
   Specialty managed care products
      and services                             (22,935)         (8,590)              -
   Self-funded products                           (221)              -               -
                                       -----------------------------------------------
  Total                                       $(33,903)       $(24,450)        $(2,481)
                                          ===============================================

Investment income and realized
 investment gains (losses):
   Insured medical products                   $ (4,782)       $ (6,588)    $         -
   Specialty managed care products
      and services                                (549)              -               -
                                          -----------------------------------------------
  Total                                        $(5,331)        $(6,588)    $         -
                                          ===============================================

     Total assets from continuing operations (excluding Government services assets, investment in affiliate, and goodwill) are allocated by segment based on the percentage of revenue for the year ended December 31, 2002 and proforma revenue for the year ended December 31, 2001.

                                                                 December 31,
                                                             2002            2001
                                                        --------------------------------
                                                                (In thousands)
Total assets from continuing operations by segment:
 Insured medical products                                     $688,380         $521,249
 Specialty managed care products and
    services                                                   120,167           69,556
 Government services                                            32,860           26,843
 Self-funded products                                           28,442           10,891
 Investment in affiliates                                           50           79,466
                                                        --------------------------------
   Total                                                      $869,899         $708,005
                                                        ================================

21.  Discontinued Operations

     On March 29, 2002, Cobalt sold its behavioral health and medical management subsidiary, IRG, for $17 million in cash and a $10 million (par value) three-year note, which was discounted to yield a market interest rate at the time of sale. As a result, IRG is accounted for as a discontinued operation for all periods presented. The purchase agreement also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on IRG revenues generated from Cobalt in future years. In addition, the agreement required certain subsidiaries of Cobalt to enter into seven-year service agreements for the provision of services by IRG.

     Since IRG was not considered part of Cobalt for financial reporting purposes until the Combination, there were no operations to report for discontinued operations for the three months ended March 31, 2001 and the year ended December 31, 2000.

                               Cobalt Corporation

22.  Consolidation of Operating Centers

     During the fourth quarter of 2002, the Company announced a plan to consolidate certain operating centers, which will result in the closing of two centers in 2003. During the fourth quarter of 2002, the Company recorded a pre-tax charge of $2,502,000 related to this consolidation in accordance with EITF No. 94-3. This charge is included in selling, general, administrative, and other expenses in the accompanying consolidated statement of operations.

23.  Acquisition of Claim Management Services, Inc.

     On December 31, 2002, the Company purchased all of the outstanding stock of CMSI, a third party administrator of self-funded employee benefit plans. CMSI is headquartered in Green Bay, Wisconsin and recorded revenue and pre-tax income for the year ended December 31, 2002 of $21,965,000 and $2,316,000, respectively.

     The purchase price consisted of a cash payment of $15,281,000 and 149,098 shares of common stock of AMSG, plus a possible earn-out of up to $3,000,000 based on CMSI's earnings over the next three years. Any payments made under the earn-out provision will be recorded as additional purchase price.

     Goodwill in the amount of $13,026,000 was recorded in connection with this acquisition, representing the excess of the purchase price over the book value of net assets acquired. The Company is in the process of obtaining third-party valuations of assets acquired, and the allocation of the purchase price to intangible and other assets in accordance with SFAS No. 141, "Business Combinations," is subject to refinement.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, to be dated on or about April 24, 2003, relating to the Annual Meeting of Shareholders currently scheduled for June 4, 2003, (the "2003 Proxy Statement") which will be filed with the Commission separately pursuant to Rule 14a-6 under the 1934 Act and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated by reference. Information with respect to executive officers of the Company appears at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

     Information required by this item is included under the heading "Executive Compensation" in the 2003 Proxy Statement, which section is hereby incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is included under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2003 Proxy Statement, which sections are hereby incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

     Information required by this item is included under the heading "Certain Transactions" in the 2003 Proxy Statement, which section is hereby incorporated by reference.

ITEM 14.  Controls and Procedures

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the filing of this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial statements and financial statement schedules

                                                                      Page(s) in
                                                                       Form 10-K
                                                                        Report
                                                                        ------
The following consolidated financial statements of Cobalt
   Corporation and subsidiaries are included in Item 8:

Report of Independent Auditors..........................................   51
Consolidated Balance Sheets at December 31, 2002 and  2001..............   52
Consolidated Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000.....................................   53
Consolidated Statements of Changes in Shareholders' Equity and
   Comprehensive Income (Loss) for the years ended
   December 31, 2002, 2001 and 2000.....................................   54
Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000.....................................   55
Notes to Consolidated Financial Statements..............................   56

The following financial statement schedules of Cobalt Corporation and subsidiaries are included in Item 15(d):

   Schedule II - Condensed Financial Information of Registrant..........   95
   Schedule IV -Reinsurance.............................................  100
   Schedule V - Valuation and Qualifying Accounts.......................  101

      All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3.  Exhibits

     Reference is made to the separate Exhibit Index contained on pages 105 through 108 herein.

(b) We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 through the date of this Annual Report on Form 10-K:

       (i) Form 8-K dated November 8, 2002, as amended by our Form 8-K/A filed on January 24, 2003, relating to the filing of our Registration Statement on Form S-3 (Reg. No. 333-101111).

       (ii) Form 8-K dated on November 15, 2002, announcing the consolidation of our claims and customer service department offices.

       (iii) Form 8-K dated December 31, 2002, relating to the acquisition of Claim Management Services, Inc.

       (iv) Form 8-K dated January 23, 2003, reaffirming previously issued earnings guidance for 2002 and revising earnings guidance for 2003.

       (v) Form 8-K dated on February 4, 2003, relating to the execution of an underwriting agreement in connection with an offering of our common stock by Wisconsin United for Health Foundation, Inc.

       (vi) Form 8-K dated on February 11, 2003, announcing the release of earnings for the fourth quarter and full year 2002 and increasing previously issued earnings guidance for 2003.


(c)  Exhibits

          Reference is made to the separate Exhibit Index contained on pages 105 through 108 herein.


(d)  Financial Statement Schedules

     Reference is made to the financial statement schedules contained on pages 95 through 99 herein.


                                                                                                                SCHEDULE II



                                         COBALT CORPORATION
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           Condensed balance sheets of Cobalt Corporation (the "Company") (parent company only) as of
       December 31, 2002 and 2001, and the condensed statements of operations and cash flow for the year ended
               December 31, 2002 and nine month period ended December 31, 2001 are as follows:

                                      CONDENSED BALANCE SHEETS

ASSETS

                                                                                         As of December 31,
                                                                                2002                            2001
                                                                       --------------------------------------------------------
                                                                                           (In thousands)
Cash and cash equivalents                                              $                1,883        $                  101
Investment in affiliates                                                              268,349                       262,116
Due from affiliates                                                                       849                             -
Accounts receivable                                                                       808                           738
Goodwill, net                                                                          67,035                        72,104
Other assets                                                                           17,628                        13,661
                                                                       --------------------------------------------------------

                  Total assets                                         $              356,552        $              348,720
                                                                       ========================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable to affiliates                                         $                    -        $               92,000
   Due to affiliates                                                                        -                        24,699
   Debt                                                                                29,951                         7,519
   Payables, accrued expenses and other liabilities                                    24,082                        16,280
                                                                       --------------------------------------------------------

       Total liabilities                                                               54,033                       140,498

Shareholders' equity:
   Common stock                                                                       261,482                       249,566
   Retained earnings (deficit)                                                         33,280                       (41,979)
   Accumulated other comprehensive income                                               7,757                           635
                                                                       --------------------------------------------------------

       Total shareholders' equity                                                     302,519                       208,222
                                                                       --------------------------------------------------------

                  Total liabilities and shareholders' equity           $              356,552        $              348,720
                                                                       ========================================================


See accompanying notes to condensed financial statements

                                                                                                    SCHEDULE II



                                             COBALT CORPORATION
                                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                        Nine Month
                                                                        Year Ended                     Period Ended
                                                                     December 31, 2002               December 31, 2001
                                                                ------------------------------------------------------------
                                                                                      (In thousands)
Revenues:
   Investment income, net                                          $                27               $              13
   Net realized investment gains                                                    37                               -
                                                                ------------------------------------------------------------

      Total revenues                                                                64                              13

Expenses:
   Other operating (expense reimbursements) expenses                            (4,508)                          2,949
   Interest                                                                      4,276                           6,867
   Amortization of goodwill                                                          -                           3,874
                                                                ------------------------------------------------------------

      Total expenses                                                              (232)                         13,690
                                                                ------------------------------------------------------------

Operating income (loss) from continuing operations                                 296                         (13,677)
Income tax benefit                                                               1,289                             634
Income (loss) from investment in affiliates, net of tax                         63,432                         (11,497)
                                                                ------------------------------------------------------------

Income (loss) from continuing operations                                        65,017                         (24,540)

Income (loss) from discontinued operations, net of tax                            (680)                            951
Gain on sale of discontinued operations, net of tax                              9,618                               -
                                                                ------------------------------------------------------------

Net income (loss)                                                  $            73,955               $         (23,589)
                                                                ============================================================

See accompanying notes to condensed financial statements


                                                                                                   SCHEDULE II

                               COBALT CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF CASH FLOW

                                                                                                             Nine Month
                                                                               Year Ended                   Period Ended
                                                                            December 31, 2002            December 31, 2001
                                                                         ------------------------------------------------------
                                                                                            (In thousands)
Operating activities:
   Net income (loss) from continuing operations                          $             65,017         $          (24,540)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      (Income) loss from investment in affiliates net of tax                          (63,432)                    11,497
      Depreciation and amortization                                                     1,003                      4,206
      Write-off of computer equipment and software                                        198                          -
      Realized investment gains                                                           (37)                         -
      Deferred income tax expense (benefit)                                            (2,245)                     2,435
      Changes in other operating accounts:
         Due to/from affiliates, net                                                      (22)                     9,130
         Other receivables                                                                (70)                         -
         Other, net                                                                     6,430                      4,312
                                                                         ------------------------------------------------------

            Net cash provided by operating activities                                   6,842                      7,040

Investing activities:
   Acquisition related activity                                                             -                       (650)
   Purchases of available for sale investments                                         (5,044)                         -
   Proceeds from sale of available for sale investments                                 5,036                          -
   Capital contribution to subsidiary                                                 (12,434)                   (11,000)
   Additions to property and equipment, net                                              (813)                      (529)
                                                                         ------------------------------------------------------

            Net cash used in investing activities                                     (13,255)                   (12,179)

Financing activities:
   Net proceeds (repayment) on notes payable to affiliates                            (22,000)                     7,500
   Issuances of common stock                                                            7,763                      1,030
   Net proceeds (repayment) on debt                                                    22,432                     (2,164)
                                                                         ------------------------------------------------------

            Net cash provided by financing activities                                   8,195                      6,366
                                                                         ------------------------------------------------------

Cash and cash equivalents:
   Increase during period                                                               1,782                      1,227
   Balance at beginning of period                                                         101                     (1,126)
                                                                         ------------------------------------------------------

   Balance at end of period                                              $              1,883         $              101
                                                                         ======================================================

See accompanying notes to condensed financial statements


COBALT CORPORATION (PARENT COMPANY ONLY)

Notes to Condensed Financial Statements

1.  Basis of Presentation

     The accompanying parent company only condensed statements of operations and statements of cash flow reflect activity for the year ended December 31, 2002 and nine month period ended December 31, 2001, subsequent to the combination of the former United Wisconsin Services, Inc. ("UWS") and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") on March 23, 2001, which created Cobalt Corporation ("Cobalt," the "Company," or "we"). Thus, the amount of net income presented differs from the amount reflected in the Company's consolidated statement of operations for the year ended December 31, 2001, which also includes the operations of BCBSUW and its wholly-owned subsidiary, Government Health Services, LLC ("GHS"), and BCBSUW's investment in UWS and American Medical Security Group, Inc. ("AMSG") for the three month period ended March 31, 2001 (see note 1 of notes to consolidated financial statements).

     In the parent company only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in the condensed statement of operations using the equity method.

     Parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

2.  Notes Payable to Affiliates

     Notes payable to affiliates as of December 31, 2001 consisted of intracompany note obligations of Cobalt to BCBSUW of $70.0 million and United Wisconsin Insurance Company ("UWIC") of $22.0 million. During the third quarter of 2002, the Company repaid its intracompany obligation to UWIC of $22.8 million, including $0.8 million of accrued interest. In October, 2002 the $70.0 million between the Company and BCBSUW was satisfied through the contribution of Compcare Health Services Insurance Corporation ("CompcareBlue") to BCBSUW (see notes 11 and 16 of notes to consolidated financial statements).

3.  Debt

     Debt as of December 31, 2001 consisted primarily of a term business note originated by the Company on December 31, 2001 with a commercial bank for $7,500,000. The term note had an adjustable rate of interest with payment of principal and interest due February 15, 2002. The term note was extended and renegotiated, with payment of principal and interest due in quarterly installments beginning June 30, 2002 and ending June 30, 2003. Interest was calculated at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.5%, adjusted monthly. During 2002, the note was repaid in full by the Company.

     During 2002, the Company entered into a three-year revolving credit arrangement with a commercial bank. This arrangement provides for borrowings up to $30,000,000 by the Company with the availability declining to $25,000,000 after one year and to $15,000,000 after two years. The revolver is collateralized by the common stock of BCBSUW and CompcareBlue. The revolver bears interest at a rate of LIBOR plus 1.5% to 2.5% depending on the timing and amount of the borrowings. A commitment fee of 3/8% annually is payable quarterly on the unused portion of the revolver. As of December 31, 2002, the outstanding balance on the revolver is $29,950,000 and bears interest at a rate of 3.94% (see note 10 of notes to consolidated financial statements).

COBALT CORPORATION (PARENT COMPANY ONLY)

Notes to Condensed Financial Statements - (Continued)

4.  Discontinued Operations

     On March 29, 2002, Cobalt sold its behavioral health and medical management subsidiary, Innovative Resource Group, LLC ("IRG"), for $17 million in cash and a $10 million (par value) three-year note, which was discounted to yield a market interest rate at the time of sale. As a result, IRG is accounted for as a discontinued operation for all periods presented on the accompanying parent-company-only statements of operations. On the parent-company-only balance sheet as of December 31, 2001, $11,354,000 has been included in investment in affiliates and $2,894,000 in goodwill related to discontinued IRG operations. The purchase agreement also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on IRG revenues generated from Cobalt in future years. In addition, the agreement required certain subsidiaries of Cobalt to enter into seven-year service agreements for the provision of services by IRG.


                                                                                                                SCHEDULE IV


                                                       COBALT CORPORATION

                                                           REINSURANCE



                                                                                                                      Percentage
                                                           Ceded to             Assumed                                of amount
                                         Gross               other            from other                              assumed to
                                        amount             companies           companies           Net amount             net
                                     --------------     ----------------    ----------------     ---------------     --------------
                                                                           (In thousands)
Year ended December 31, 2000:
   Life insurance in force         $             0    $               0   $               0    $              0               0.0%
                                     ==============     ================    ================     ===============     ==============

   Premiums:
     Health and disability         $       535,012    $             429   $           3,497    $        538,080               0.6%
     Life                                        0                    0                   0                   0               0.0%
                                     --------------     ----------------    ----------------     ---------------
       Total premiums              $       535,012    $             429   $           3,497    $        538,080               0.6%
                                     ==============     ================    ================     ===============     ==============

Year ended December 31, 2001:
   Life insurance in force         $        17,629    $       1,544,772   $       6,886,135    $      5,358,992             128.5%
                                     ==============     ================    ================     ===============     ==============

   Premiums:
     Health and disability         $     1,259,226    $          15,810   $           5,373    $      1,248,789               0.4%
     Life                                      130                1,839              15,065              13,356             112.8%
                                     --------------     ----------------    ----------------     ---------------
       Total premiums              $     1,259,356    $          17,649   $          20,438    $      1,262,145               1.6%
                                     ==============     ================    ================     ===============     ==============

Year ended December 31, 2002:
   Life insurance in force         $        27,141    $       1,594,362   $       6,093,156    $      4,525,935             134.6%
                                     ==============     ================    ================     ===============     ==============

   Premiums:
     Health and disability         $     1,368,178    $          31,614   $          21,347    $      1,357,911               1.6%
     Life                                       68                2,795              18,576              15,849             117.2%
                                     --------------     ----------------    ----------------     ---------------
       Total premiums              $     1,368,246    $          34,409   $          39,923    $      1,373,760               2.9%
                                     ==============     ================    ================     ===============     ==============

                                                                                                                SCHEDULE V
                                                       COBALT CORPORATION

                                               VALUATION AND QUALIFYING ACCOUNTS




                                                       Balances          Net
                                                       acquired        charges
                                      Balance          through        (credits)      Write-offs                        Balance
                                     beginning           the            to net         against                         end of
                                     of period        Combination       income        allowance         Other          period
                                     -----------     ------------   -------------    -----------     -----------    -----------
                                                                            (In thousands)
Year ended December 31, 2000:
 Allowance for possible losses on:
  Premium receivables                $       147     $          -   $          80    $         -     $         -    $       227
  Due from clinics and providers           1,220                -            (374)             -               -            846
  Other                                    4,248                -            (187)             -               -          4,061
                                     -----------     ------------   -------------    -----------     -----------    -----------
    Total allowance                  $     5,615     $          -   $        (481)   $         -     $         -    $     5,134
                                     ===========     ============   =============    ===========     ===========    ===========

Year ended December 31, 2001:
 Allowance for possible losses on:
  Premium receivables                $       227     $      2,304   $         417    $      (577)    $         -    $     2,371
  Due from clinics and providers             846            9,380           1,285         (2,387)              -          9,124
  Other                                    4,061              640             174         (1,160)              -          3,715
                                     -----------     ------------   -------------    -----------     -----------    -----------
    Total allowance                  $     5,134     $     12,324   $       1,876    $    (4,124)    $         -    $    15,210
                                     ===========     ============   =============    ===========     ===========    ===========

Year ended December 31, 2002:
 Allowance for possible losses on:
  Premium receivables                $     2,371     $          -   $        (934)   $         -     $         -    $     1,437
  Due from clinics and providers           9,124                -          (1,759)          (672)              -          6,693
  Other                                    3,715                -            (258)          (460)              -          2,997
                                     -----------     ------------   -------------    -----------     -----------    -----------
    Total allowance                  $    15,210     $          -   $      (2,951)   $    (1,132)    $         -    $    11,127
                                     ===========     ============   =============    ===========     ===========    ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COBALT CORPORATION

                                        By: /s/ Stephen E. Bablitch
                                           -------------------------------------
                                           Stephen E. Bablitch, Chairman and
                                           Chief Executive Officer

                                        Date: March 21, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                                   Title                                        Date

/s/ Stephen E. Bablitch                     Chairman, and Chief Executive                March 21, 2003
----------------------------------------    Officer (Principal  Executive Officer)
Stephen E. Bablitch                         and Director


/s/ Gail L. Hanson                          Senior Vice President and Chief Financial    March 21, 2003
----------------------------------------    Officer (Principal Financial Officer and
Gail L. Hanson                              Chief Accounting Officer)


/s/Richard A. Abdoo                         Director                                     March 21, 2003
----------------------------------------
Richard A. Abdoo

/s/Barry K. Allen                           Director                                     March 21, 2003
----------------------------------------
Barry K. Allen

/s/James L. Forbes                          Director                                     March 21, 2003
----------------------------------------
James L. Forbes

/s/Michael S. Joyce                         Director                                     March 21, 2003
----------------------------------------
Michael S. Joyce

/s/Dr. D. Keith Ness                        Director                                     March 21, 2003
----------------------------------------
Dr. D. Keith Ness

/s/Dr. William C. Rupp                      Director                                     March 21, 2003
----------------------------------------
Dr. William C. Rupp

/s/Janet D. Steiger                         Director                                     March 21, 2003
----------------------------------------
Janet D. Steiger

/s/Dr. Kenneth M. Viste, Jr.                Director                                     March 21, 2003
----------------------------------------
Dr. Kenneth M. Viste, Jr.


CERTIFICATIONS
--------------

I, Stephen E. Bablitch, certify that:

1.   I have reviewed this annual report on Form 10-K of Cobalt Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003                       By: /s/ Stephen E. Bablitch
                                                --------------------------------
                                                Stephen E. Bablitch
                                                Chairman and Chief
                                                Executive Officer

CERTIFICATIONS
--------------

I, Gail L. Hanson, certify that:

1.   I have reviewed this annual report on Form 10-K of Cobalt Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

                                             By: /s/ Gail L. Hanson
                                                --------------------------------
                                                Gail L. Hanson
                                                Senior Vice President,
                                                Treasurer & CFO

                               COBALT CORPORATION
                                INDEX TO EXHIBITS

Exhibit
Number    Document Description (1)
------    ------------------------

2.1 Exchange Agreement, dated December 22, 2000, by and among Cobalt Corporation (f/k/a United Wisconsin Services, Inc. and also f/k/a Newco/UWS, Inc.) ("Cobalt"), Wisconsin BC Holdings, LLC, and Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") (including the proposed Amended and Restated Articles of Incorporation and Bylaws of Cobalt, attached as Exhibits A and B thereto). Other schedules and exhibits to the Exchange Agreement have not been filed therewith. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.(7)

2.2 Stock Purchase Agreement, dated as of March 19, 2002, by and among Cobalt, BCBSUW and American Medical Security Group, Inc. ("AMSG"), Schedules and exhibits to the Stock Purchase Agreement have not been filed therewith. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. (11)

2.3 Stock Purchase Agreement, dated December 31, 2002, by and among West Bend Mutual Insurance Company, Claim Management Services, Inc. and BCBSUW. Schedules and exhibits to the Stock Purchase Agreement have not been filed therewith. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

3.1       Amended and Restated Articles of Incorporation of Cobalt. (9)

3.2       Second Amended and Restated Bylaws of Cobalt.

10.1 Federal Income Tax Allocation Agreement, dated March 23, 2001, by and among Cobalt, Unity Health Plans Insurance Corporation ("Unity'), Hometown Insurance Services, Inc., HMO-W, Inc., Valley Health Plan, Inc. ("Valley"), Compcare Health Services Insurance Corporation ("Compcare"), United Wisconsin Insurance Company ("UWIC"), Meridian Marketing Services, Inc., United Heartland, Inc. ("UH"), United Wisconsin Proservices, Inc. ("Proservices"), Comprehensive Receivables Group, Inc. ("CRG"), Michigan Healthcare Collections, Inc., CNR Partners, Inc., Heartland Dental Plan, Inc. ("HDP"), and BCBSUW. (2)

10.2 Tax Indemnification and Allocation Agreement, dated September 11, 1998, by and between United Wisconsin Services, Inc. (n/k/a American Medical Security Group, Inc.) ("AMSG") and Cobalt. (2)

10.3 Second Amended and Restated Joint Venture Agreement by and among Unity, BCBSUW, Cobalt, University Health Care, Inc. ("U-Care"), University Community Clinics, Inc. (f/k/a Health Professionals, Inc.), and Health Professionals of Wisconsin, Inc., dated September 30, 1999 (as amended October 29, 1999). (4)

10.4 Amended and Restated Joint Venture Agreement by and among Unity, BCBSUW, Cobalt and Community Health Systems, LLC ("CHS"), dated October 25, 1999. (5)

10.5 Information System Service Agreement between Blue Cross Blue Shield of South Carolina and BCBSUW, dated August 23, 1996, as amended January 1, 1997, May 6, 1997, May 18, 1998, March 28, 2000, June 1, 2000 and
          February 18, 2002. (2)

10.6 Form of Trademark Assignment Agreement by and among AMSG, Cobalt and United Wisconsin Life Insurance Company ("UWLIC"). (2)

10.7      Cobalt's Equity Incentive Plan as revised. (13)

10.8      2002 Management Incentive Plan.

10.9      Cobalt's Deferred Compensation Plan for Directors. (2)

10.10     Cobalt Voluntary Deferred Compensation Plan. (3)

10.11     Cobalt Deferred Compensation Trust. (2)

10.12     Cobalt/BCBSUW Supplemental Executive Retirement Plan. (2)

10.13 Assumption and Administration Agreement by and among Wellmark, Inc., Wellmark Community Insurance, Inc., BCBSUW and UWIC, effective June 1, 2000. (6)

10.14 Form of 2001 Supplemental Incentive Plan Award Agreement, effective January 1, 2001. (8)

10.15 Voting Trust and Divestiture Agreement dated March 23, 2001 by and between Cobalt, Wisconsin United for Health Foundation, Inc., Wisconsin BC Holding LLC and Marshall & Ilsley Trust Company. (9)

10.16 Registration Rights Agreement dated March 23, 2001 by and between Cobalt and Wisconsin United for Health Foundation, Inc. (9)

10.17     Executive Severance Agreement Tier I (Thomas R. Hefty). (10)

10.18 Executive Severance Agreement Tier II (Gail L. Hanson, Timothy F. Cullen and two other key employees). (10)

10.19 Executive Severance Agreement Tier III (James E. Hartert and seven key employees). (10)

10.20 Supplemental Retirement Agreement dated as of June 1, 2001 between Cobalt and Thomas R. Hefty. (10)

10.21 Purchase and Sale Agreement, effective March 29, 2002, by and among APS Healthcare Bethesda, Inc., CC Holdings LLC, Innovative Resource Group, LLC and Cobalt Corporation. (12)

10.22 Indemnification Agreement, effective March 1, 2002, by and between Cobalt Corporation and United Government Services, LLC. (13)

10.23 Novation Agreement entered into as of May 29, 2002, by and between BCBSUW, United Government Services, LLC, the BlueCross BlueShield Association and the Department of Health and Human Services. (13)

10.24 Employment Agreement effective May 29, 2002, between Stephen E. Bablitch and Cobalt Corporation. (13)

10.25 Employment Agreement effective May 29, 2002, between Michael E. Bernstein and Cobalt Corporation. (13)

10.26 Amended and Restated Executive Severance Agreement for Stephen E. Bablitch. (13)

10.27 Amended and Restated Executive Severance Agreement for Michael E. Bernstein. (13)

10.28 Loan Agreement by and between M&I Marshall & Ilsley Bank and Cobalt dated as of August 7, 2002. (13)

10.29 Pledge Agreement by and between M&I Marshall & Ilsley Bank and Cobalt dated as of August 7, 2002. (14)

10.30 Registration Rights Agreement letter by and between Cobalt and the Foundation dated November 1, 2002. (14)

10.31 Form of Blue Cross License Agreement, as amended, executed by Cobalt on March 23, 2001. (15)

10.32 Form of Blue Shield License Agreement, as amended, executed by Cobalt on March 23, 2001. (15)

10.33 Form of Blue Cross Controlled Affiliate License Agreement, as amended, executed by BCBSUW, Compcare Health Services Insurance Corporation ("Compcare") and United Government Services, LLC ("UGS") on March 23, 2001. (15)

10.34 Form of Blue Shield Controlled Affiliate License Agreement, as amended, executed by BCBSUW, Compcare and UGS on March 23, 2001. (15)

10.35 Wisconsin Blue Cross/Blue Shield License Addendum, dated as of March 23, 2001, by and between Cobalt and Blue Cross and Blue Shield Association. (15)

10.36 Revolving Credit Agreement, dated June 20, 1997, by and among Health Professionals of Wisconsin, Inc., University Community Clinics and BCBSUW. (15)

10.37     Cobalt Restricted Stock Award Agreement.

10.38 Joint Venture Agreement, dated January 1, 2003, by and between Cobalt, Valley, Luther Hospital, Mayo Health System, and Midelfort.

10.39 Services Agreement, effective September 16, 2002, by and between Cobalt and BCBSUW and James Hartert, MD.

21        Subsidiaries of Cobalt.

23.1      Consent of Ernst & Young LLP.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Definitive Proxy Statement for Cobalt's 2003 Annual Meeting of Shareholders (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company's fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).

--------------------------------------------------------------------------------

(1) Cobalt Corporation was organized in May of 1998 for the purpose of owning and operating the managed care companies and specialty business of its predecessor, United Wisconsin Services, Inc. On May 27, 1998, the board of directors of United Wisconsin Services, Inc. approved a formal plan to contribute the managed care companies and specialty business to Cobalt and spin off Cobalt to its shareholders. Upon its formation in connection with the spin-off, Cobalt was originally named Newco/UWS, Inc. It was subsequently renamed United Wisconsin Services, Inc. following the spin-off, and was again renamed Cobalt Corporation in 2001. The original United Wisconsin Services, Inc. was renamed American Medical Security Group, Inc. in connection with the spin-off. As a result, Cobalt is currently party to certain documents referenced in this Exhibit Index that were executed in the name of Cobalt's predecessors, Newco/UWS, Inc. or United Wisconsin Services, Inc. Similarly, American Medical Security Group, Inc. is currently party to certain documents referenced in this Exhibit Index that were executed in the name of its predecessor, United Wisconsin Services, Inc.

(2) Incorporated by reference to Cobalt's Registration Statement on Form 10 declared effective September 11, 1998.

(3) Incorporated by reference to Cobalt's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(4) Incorporated by reference to Cobalt's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(5) Incorporated by reference to Cobalt's Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to Cobalt's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(7) Incorporated by reference to Cobalt's Registration Statement on Form S-4 (No. 333-52674) filed December 22, 2000.

(8) Incorporated by reference to Cobalt's Annual Report on Form 10-K for the year ended December 31, 2000.

(9) Incorporated by reference to Cobalt's Current Report on Form 8-K filed April 9, 2001.

(10) Incorporated by reference to Amendment No. 1 to Cobalt's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(11) Incorporated by reference to Cobalt's Current Report on Form 8-K filed March 26, 2002.

(12) Incorporated by reference to Cobalt's Current Report on Form 8-K filed April 2, 2002.

(13) Incorporated by reference to Cobalt's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(14) Incorporated by reference to Cobalt's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(15) Incorporated by reference to Cobalt's Registration Statement on Form S-3 (Reg. No. 333-90866).