Form 10-Q
period 2003-03-31
COBALT CORP
filed 2003-05-13
CIK 1062780

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended March 31, 2003

Commission File Number 1-14177

COBALT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1931212
(State of incorporation)	(I.R.S. Employer Identification No.)
401 West Michigan Street, Milwaukee, Wisconsin	53203-2896
(Address of principal executive offices)	(Zip Code)

(414) 226-6900
(Registrant's telephone number, including area code)

        Indicate by check mark whether registrant (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        41,866,362 shares of common stock were outstanding as of April 30, 2003.

COBALT CORPORATION

INDEX TO
QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2003

PART I
Item 1.	Financial Statements and Supplementary Data	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20
PART II
Other Information		21
Signature Page		22
Certifications		23

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements and Supplementary Data

COBALT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$65,669	$49,710
Investments—available-for-sale, at fair value	386,459	373,870
Premium receivables	46,290	40,971
Due from clinics and providers	2,479	3,750
Reinsurance recoverables	36,220	30,046
Other receivables	46,152	43,431
Prepaid expenses and other current assets	43,237	35,805

Total current assets	626,506	577,583
Noncurrent assets:
Investments—held-to-maturity, at amortized cost	12,974	12,780
Property and equipment, net	37,051	34,167
Goodwill and intangible assets, net	99,288	102,908
Prepaid pension	67,021	66,142
Deferred income taxes	18,658	33,528
Reinsurance recoverables	23,304	24,177
Other noncurrent assets	25,764	18,614

Total assets	$910,566	$869,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Medical and other benefits payable	$224,088	$198,101
Advance and unearned premiums	113,097	92,277
Payables and accrued expenses	65,863	74,641
Short-term debt	3,575	12,451
Other current liabilities	36,456	35,500

Total current liabilities	443,079	412,970
Noncurrent liabilities:
Medical and other benefits payable	53,743	56,777
Deferred income taxes	33,227	36,142
Postretirement benefits other than pension	18,320	18,042
Long-term debt	25,000	25,000
Other noncurrent liabilities	21,597	18,449

Total liabilities	594,966	567,380
Shareholders' equity:
Preferred stock (no par value, 1,000,000 shares authorized)	—	—
Common stock (Note J)	262,437	261,482
Retained earnings	44,422	33,280
Accumulated other comprehensive income	8,741	7,757

Total shareholders' equity	315,600	302,519

Total liabilities and shareholders' equity	$910,566	$869,899

See notes to interim consolidated financial statements.

COBALT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
	(In thousands, except share data)
Revenues:
Premium	$357,377	$337,966
Government services	27,810	28,809
Other	18,759	11,264

Total health services revenue	403,946	378,039
Investment income, net	4,397	2,827
Net realized investment gains	224	104

Total revenues	408,567	380,970
Expenses:
Medical and other benefits	303,841	292,358
Selling, general, administrative, and other	85,918	76,868
Interest	275	172
Amortization of intangible assets	325	—

Total expenses	390,359	369,398
Income from continuing operations before income tax expense and income from investment in affiliates	18,208	11,572
Income tax expense	(7,066)	(1,180)
Income from investment in affiliates, net of tax	—	2,852

Income from continuing operations	11,142	13,244
Loss from discontinued operations, net of tax	—	(550)
Gain on sale of discontinued operations, net of tax	—	9,909

Net income	$11,142	$22,603

Weighted average common shares	41,827,290	40,637,194
Diluted weighted average common shares	42,678,666	40,967,943
Earnings per common share:
Basic EPS from continuing operations	$0.27	$0.33
Basic EPS from discontinued operations	0.00	0.23

Total basic EPS	$0.27	$0.56

Diluted EPS from continuing operations	$0.26	$0.32
Diluted EPS from discontinued operations	0.00	0.23

Total diluted EPS	$0.26	$0.55

See notes to interim consolidated financial statements.

COBALT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock
			Unearned Compensation Restricted Stock			Accumulated Other Comprehensive Income
	Common Shares Outstanding	Common Stock		Retained Earnings (Deficit)	Comprehensive Income		Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 2001	40,593,043	$249,566	$—	$(41,979)		$635	$208,222
Net income	—	—	—	22,603	$22,603	—	22,603
Change in unrealized gains/losses on investments, net of tax	—	—	—	—	(2,899)	(2,899)	(2,899)
Issuance of common stock—options exercised	29,292	105	—	—	—	—	105
Issuance of common stock—401(k)	44,050	250	—	—	—	—	250
Change in ownership affiliates	—	—	—	1,322	—	—	1,322
Stock option amortization	—	44	—	—	—	—	44

Comprehensive income					$19,704

Balance at March 31, 2002	40,666,385	$249,965	$—	$(18,054)		$(2,264)	$229,647

Balance at December 31, 2002	41,644,584	$261,482	$—	$33,280		$7,757	$302,519
Net income	—	—	—	11,142	$11,142	—	11,142
Change in unrealized gains/losses on investments, net of tax	—	—	—	—	984	984	984
Issuance of common stock—options exercised	22,752	185	—	—	—	—	185
Tax benefit from stock options exercised	—	39	—	—	—	—	39
Issuance of common stock—401(k)	43,180	552	—	—	—	—	552
Issuance of common stock—restricted shares	155,900	2,187	(2,187)	—	—	—	—
Amortization of unearned compensation restricted stock	—	—	135	—	—	—	135
Stock option amortization	—	45	—	—	—	—	45
Repurchase of fractional shares	(54)	(1)	—	—	—	—	(1)

Comprehensive income					$12,126

Balance at March 31, 2003	41,866,362	$264,489	$(2,052)	$44,422		$8,741	$315,600

See notes to interim consolidated financial statements

COBALT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
	(In thousands)
Operating activities
Income from continuing operations	$11,142	$13,244
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,754	2,765
Income from investment in affiliates, net of tax	—	(2,852)
Realized investment gains, net	(224)	(104)
Deferred income tax expense	3,300	983
Changes in operating accounts, net of discontinued operations, and acquisition related activity:
Premium receivables	(5,319)	2,109
Other receivables	3,399	(3,376)
Due from clinics and providers	1,271	4,821
Reinsurance recoverables	(5,301)	(1,404)
Medical and other benefits payable	22,953	(23,018)
Advance and unearned premiums	20,820	(740)
Payables and accrued expenses	(21,864)	(2,517)
Other, net	(504)	174

Net cash provided by (used in) continuing operations	33,427	(9,915)
Investing activities
Acquisition activity	(131)	—
Proceeds from sale of investment in affiliate	—	18,130
Proceeds from sale of discontinued operations	—	17,000
Purchases of available-for-sale investments	(47,681)	(36,000)
Purchases of held-to-maturity investments	(221)	—
Proceeds from maturity of held-to-maturity investments	—	245
Proceeds from sale and maturity of available-for-sale investments	43,301	11,745
Additions to property and equipment, net	(4,597)	(2,954)

Net cash (used in) provided by investing activities	(9,329)	8,166
Financing activities
Proceeds from issuance of common stock	737	355
Net repayments of debt	(8,876)	(1,554)

Net cash used in financing activities	(8,139)	(1,199)
Discontinued Operations
Cash flows from discontinued operations	—	479

Net cash provided by discontinued operations	—	479
Cash and cash equivalents
Increase (decrease) during year	15,959	(2,469)
Balance at beginning of year	49,710	51,669

Balance at end of year	$65,669	$49,200

See notes to interim consolidated financial statements.

COBALT CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and footnotes thereto included in the Cobalt Corporation ("Cobalt", the "Company", or "we") Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

        Certain reclassifications have been made to the interim consolidated financial statements for 2002 to conform with the 2003 presentation.

Note B. Acquisition of Claim Management Services, Inc.

        On December 31, 2002, we purchased all of the outstanding stock of Claim Management Services, Inc. ("CMSI"), a third-party administrator of self-funded employee benefit plans. CMSI is headquartered in Green Bay, Wisconsin and recorded revenue and pre-tax income for the year ended December 31, 2002 of $21,965,000 and $2,316,000, respectively. Our consolidated financial statements include the results of operations for CMSI for periods subsequent to the acquisition date.

        The purchase price consisted of a cash payment of approximately $15.4 million and 149,098 shares of common stock of American Medical Security Group ("AMSG"), plus a possible earn-out of up to $3,000,000 based on CMSI's earnings over the next three years. Any payments made under the earn-out provision will be recorded as additional purchase price. The excess of the purchase price over the book value of net assets acquired was initially recorded as goodwill at December 31, 2002. During the first quarter of 2003, we obtained a third-party appraisal of assets acquired and refined the initial purchase accounting estimates, resulting in goodwill of $8,578,000, identifiable intangible assets of $3,630,000, and an increase in the fair value of tangible assets, which had a fair value of $956,000 at the time of acquisition, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Goodwill is not amortized and identifiable intangible assets are amortized on a straight-line basis over the estimated lives of the assets from 1-7 years.

Note C. Discontinued Operations

        On March 29, 2002, we sold our behavioral health and medical management subsidiary, Innovative Resource Group, LLC ("IRG"). As a result, IRG is accounted for as a discontinued operation for all periods presented. The agreement required certain subsidiaries of Cobalt to enter into seven-year service agreements for the provision of services by IRG and also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on IRG revenues generated from Cobalt in future years.

Note D. Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, including restricted stock, during the period. The 7,949,904 shares of Cobalt Corporation common stock owned by Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") are not included in the calculation of outstanding shares. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of stock options using the treasury stock method.

        The calculation of basic and diluted EPS is as follows:

	Three months ended March 31,
	2003	2002
	(In thousands, except per share and per share data)
Numerator:
Income from continuing operations	$11,142	$13,244
Discontinued operations	—	9,359

Net income	$11,142	$22,603

Denominator:
Denominator for basic EPS—weighted average shares	41,827,290	40,637,194
Effect of dilutive securities—employee stock options	851,376	330,749

Denominator for diluted EPS	42,678,666	40,967,943

Earnings per common share:
Basic EPS from continuing operations	$0.27	$0.33
Basic EPS from discontinued operations	0.00	0.23

Total basic EPS	$0.27	$0.56

Diluted EPS from continuing operations	$0.26	$0.32
Diluted EPS from discontinued operations	0.00	0.23

Total diluted EPS	$0.26	$0.55

Note E. Stock Based Compensation

        We account for stock option awards under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no stock-based employee compensation cost is reflected in net income to the extent that stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant and no modifications are made to option terms subsequent to their grant date.

        The following table illustrates the effect on net income and earnings per share as if we had applied the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended:

	Three months ended March 31,
	2003	2002
	(In thousands)
Net income as reported	$11,142	$22,603
Less pro forma stock based compensation expense determined under fair value based method, net of tax	(752)	(253)

Pro forma net income	$10,390	$22,350

	Three months ended March 31,
	2003	2002
Basic earnings per share:
Continuing operations, as reported	$0.27	$0.33
Continuing operations, pro forma	0.25	0.32
Discontinued operations, as reported	0.00	0.23
Discontinued operations, pro forma	0.00	0.23
Diluted earnings per share:
Continuing operations, as reported	$0.26	$0.32
Continuing operations, pro forma	0.24	0.32
Discontinued operations, as reported	0.00	0.23
Discontinued operations, pro forma	0.00	0.23

Note F. Stock Option and Restricted Stock Awards

        During the three months ended March 31, 2003, we granted to certain eligible executives, employees and non-employee directors stock options to purchase 845,300 shares of Cobalt common stock. The exercise price of these options was equal to the fair value of the stock on the grant date. No compensation expense has been recorded related to these grants.

        During the three months ended March 31, 2003, we also granted 155,900 shares of Cobalt common stock as restricted stock awards to certain eligible executives. The aggregate fair market value of the stock at the grant date was $2.2 million. Twenty-five percent of the shares vest annually on the anniversary date of the grant over the next four years. None of the shares of restricted stock may be transferred or encumbered, except as provided for in the award agreements, until the restrictions on such shares lapse or are removed. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period.

Note G. Income from Investment in Affiliates

        Income from investment in affiliates, net of tax for the three months ended March 31, 2002 is primarily comprised of our equity in AMSG net income. We subsequently reduced our ownership in AMSG to 10.7% and reclassified this investment to investments available-for-sale. On January 3, 2003, we sold all of our remaining investment in AMSG.

Note H. Debt

        During 2002, we entered into a three-year revolving credit arrangement ("revolver") with a commercial bank. This revolver provides for borrowings up to $30.0 million by Cobalt with the availability declining to $25.0 million on August 7, 2003 and to $15.0 million on August 7, 2004. The revolver is collateralized by the common stock of BCBSUW and Compcare Health Services Insurance Corporation ("CompcareBlue"). The revolver bears interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.5% to 2.5% depending on the timing and amount of the borrowings. A commitment fee of 3/8% annually is payable quarterly on the unused portion of the revolver. As of March 31, 2003, the outstanding balance on the revolver is $27.8 million and bears interest at a rate of 3.84%.

        Debt covenants under the revolver include compliance with a minimum tangible net worth, minimum debt-service/liquidity ratio, and risk-based capital ("RBC") requirements on a quarterly basis. As of March 31, 2003, we are in compliance with the covenants contained in the revolver.

        We also have a line-of-credit ("LOC") with a commercial bank, which permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company, up to $20.0 million. The LOC has an adjustable interest rate with interest payments due monthly. The LOC bears interest at a rate of LIBOR plus 2.0% or, at our discretion, prime rate. As of March 31, 2003, the outstanding balance on the LOC was $0.8 million.

Note I. Comprehensive Income

        Comprehensive income consists of the following:

	Three months ended March 31,
	2003	2002
	(In thousands)
Net income	$11,142	$22,603
Change in unrealized gains/loss on investments, net of taxes	984	(2,899)

Comprehensive income	$12,126	$19,704

Note J. Common Stock

        The common stock of Cobalt has no par or stated value. The authorized, issued and outstanding shares of common stock are as follows:

	March 31, 2003	December 31, 2002
Number of shares:
Authorized	75,000,000	75,000,000
Issued (includes 7,949,904 subsidiary owned shares)	49,816,266	49,594,488
Outstanding (excludes 7,949,904 subsidiary owned shares)	41,866,362	41,644,584

Note K. Segment Reporting

        We have four reportable business segments: insured medical products, specialty managed care products and services, government services, and self-funded products. Insured medical products include full coverage, copayment, preferred provider organization ("PPO"), Medicare supplement, interim coverage, health maintenance organization ("HMO"), and point-of-service ("POS") products sold primarily in Wisconsin. The specialty managed care products and services segment includes dental, life, disability, and workers' compensation products, along with managed care consulting, electronic claim submission services, subrogation and hospital bill audit services, and receivables management services. The specialty managed care products and services are sold throughout the United States. The self-funded products consist of administrative services and access to Cobalt's extensive provider networks for uninsured contracts and the BlueCard Program. Government services include processing services for Medicare providers throughout the United States and for Medicaid in the states of Wisconsin and Hawaii, as well as providing integrity, consulting, and safeguard services in connection with publicly funded health programs.

        Corporate holding company and other includes activities not directly related to the business segments and unallocated corporate overhead expenses. We evaluate segment performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in our December 31, 2002 audited financial statements in the summary of significant accounting policies.

        Financial data from continuing operations by segment is as follows:

	Three months ended March 31,
	2003	2002
	(In thousands)
Health services revenue:
Insured medical products	$323,132	$305,127
Self-funded products	14,268	7,233
Specialty managed care products and services	44,045	45,328
Government services	27,810	28,809
Eliminations	(5,309)	(8,458)

Total	$403,946	$378,039

Investment income and net realized investment gains:
Insured medical products	$3,084	$3,188
Self-funded products	5	4
Specialty managed care products and services	1,433	1,407
Government services	114	124
Corporate holding company and other	9	(35)
Eliminations	(24)	(1,757)

Total	$4,621	$2,931

Medical and other benefits expenses:
Insured medical products	$279,799	$268,222
Specialty managed care products and services	27,257	27,473
Eliminations	(3,215)	(3,337)

Total	$303,841	$292,358

Selling, general, administrative, and other expenses:
Insured medical products	$34,760	$33,060
Self-funded products	12,606	6,889
Specialty managed care products and services	13,767	16,381
Government services	27,310	28,277
Corporate holding company and other	(429)	(2,615)
Eliminations	(2,096)	(5,124)

Total	$85,918	$76,868

Income from continuing operations before income tax expense and income from investment in affiliates:
Insured medical products	$11,433	$6,502
Self-funded products	1,335	348
Specialty managed care products and services	4,388	2,777
Government services	614	656
Corporate holding company and other	438	1,289

Total	$18,208	$11,572

        Eliminations by operating segment presented above are as follows:

	Three months ended March 31,
	2003	2002
	(In thousands)
Health services revenue:
Insured medical products	$(2,975)	$(3,194)
Self-funded products	(68)	(55)
Specialty managed care products and services	(2,266)	(5,209)

Total	$(5,309)	$(8,458)

Investment income and realized investment gains (losses):
Insured medical products	$(19)	$(1,560)
Specialty managed care products and services	—	(195)
Corporate holding company	(5)	(2)

Total	$(24)	$(1,757)

Medical and other benefits expenses:
Insured medical products	$(2,684)	$(2,777)
Specialty managed care products and services	(531)	(560)

Total	$(3,215)	$(3,337)

Selling, general, administrative, and other expenses:
Insured medical products	$(1,256)	$(1,679)
Self-funded products	(4)	—
Specialty managed care products and services	(5)	(3,323)
Government services	(261)	(134)
Corporate holding company	(570)	12

Total	$(2,096)	$(5,124)

        Assets, other than goodwill and government services assets, have been allocated by segment in the following table based on the percentage of revenue for the three months ended March 31, 2003 and revenues for the year ended December 31, 2002.

	March 31, 2003	December 31, 2002
	(In thousands)
Total assets by segment:
Insured medical products	$721,139	$688,430
Self-funded products	41,015	28,442
Specialty managed care products and services	115,868	120,167
Government services	32,544	32,860

Total	$910,566	$869,899

Note L. Commitments and Contingencies

        In 2001, Cobalt issued 31,313,390 shares of newly issued common stock to the Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from the earnings on its investment in Cobalt. During February of 2003, the Foundation sold approximately 6.3 million shares of Cobalt common stock realizing proceeds of approximately $71.9 million. We did not sell any shares of common stock in conjunction with this transaction and we received no proceeds from the sale of the Foundation's shares. As of March 31, 2003, the Foundation owned 59.7% of the total outstanding Cobalt common stock. The Foundation is required to decrease its percentage ownership of Cobalt to 50% by March 23, 2004 and 20% by March 23, 2006. We are responsible for all legal and accounting fees, printing, and other out-of-pocket costs (excluding the Foundation's legal fees) associated with the offerings to facilitate these sales.

        We are involved in various legal actions occurring in the normal course of business. In the opinion of management, adequate provision has been made for any losses that may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the consolidated financial statements.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Cobalt Corporation ("Cobalt," the "Company," or "we") is the leading managed care company in Wisconsin based on 2001 premium statistics published by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI"). We offer a broad portfolio of managed care and insurance products to employers, individuals, and government entities. We have an exclusive license to utilize the Blue Cross and Blue Shield service marks in Wisconsin, giving us a unique position in that market. As of March 31, 2003, we serviced 808,933 insured and self-funded members in our medical operations and 499,788 insured and self-funded members in our dental programs.

        Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") provides underwritten products, including preferred provider organizations ("PPO") and indemnity options, as well as self-funded, administrative services only programs. Compcare Health Services Insurance Corporation ("CompcareBlue") operates the oldest health maintenance organization ("HMO") in Wisconsin.

        We offer one of the largest provider networks in Wisconsin. All of our customers, including HMO members, have the ability to access the leading physicians and hospitals in their respective service areas, including Mayo Health Systems, University Health Care, Inc. ("UHC") and Aurora Health Care. We believe that our ability to offer a full spectrum of products and a broad provider network to meet the needs and objectives of a wide range of customers provides us with a competitive advantage.

        We offer a variety of specialty managed care products, including dental, life and disability insurance. We are one of the largest providers of dental HMO and dental indemnity coverage in Wisconsin. We also offer workers' compensation insurance and a variety of specialty managed care services, including cost containment, health care electronic data interchange and receivables management services. These specialty managed care products and services are designed to complement our customers' employee benefit packages. We also process Medicare claims as a Medicare Part A fiscal intermediary and a Regional Home Health intermediary for providers in numerous states and several U.S. territories and as a national intermediary for the Federally Qualified Health Centers in all 50 states.

        We market our medical and dental products through a salaried sales force located throughout Wisconsin, as well as through independent agents and brokers, and directly to customers via the internet. By integrating the marketing of our medical products, we are able to offer a broad range of product choices to health care consumers. We sell our specialty managed care products and services to employer groups and providers, principally in Wisconsin, through a variety of distribution channels.

Capitated and Other Service Arrangements

        CompcareBlue, Valley Health Plan, Inc. ("Valley"), and Unity Health Plans Insurance Corporation ("Unity") utilize capitation and risk-sharing programs with certain physician groups and hospitals to manage the cost of health care provided to members. BCBSUW has not employed capitation or risk sharing arrangements to any significant extent. Capitation is an arrangement whereby we pay medical providers a set fee per member per month in exchange for providing health care services.

        For the three months ended March 31, 2003, medical and other benefits expense included $28.1 million relating to capitated medical and dental arrangements, representing 9.3% of the total medical and other benefits expense, and medical and other benefits payable at March 31, 2003, included $0.9 million relating to capitated arrangements. This compares to the three months ended March 31, 2002, with $32.0 million relating to capitated medical and dental arrangements, representing 10.9% of the total medical and other benefits expense.

Summary of Membership, Revenue, and Ratios

        The number of "members" is equivalent to the number of persons covered by contracts in force. A covered person may be counted in more than one category. Member equivalents relating to individuals who access medical care under the BlueCard PPO program are not included.

	As of March 31,
	2003	2002
Membership at end of period:
Insured medical products	451,049	469,784
Self-funded medical products	357,884	134,730
Insured dental products	291,991	307,583
Self-funded dental products	207,797	35,648
Other insured products	225,614	268,309
	Three Months Ended March 31,
	2003	2002
	(In thousands, except ratios)
Revenue:
Insured medical products	$323,132	$305,127
Self-funded products	14,268	7,233
Specialty managed care products and services	44,045	45,328
Government services	27,810	28,809
Eliminations(1)	(5,309)	(8,458)

Total health services revenue	403,946	378,039
Investment income, net	4,397	2,827
Net realized investment gains	224	104

Total	$408,567	$380,970

Health services revenue (as a percentage of the total):
Insured medical products	80.0%	80.7%
Self-funded products	3.5	1.9
Specialty managed care products and services	10.9	12.0
Government services	6.9	7.6
Eliminations(1)	(1.3)	(2.2)

Total	100.0%	100.0%

Insured medical products:
Care ratio(2)	86.6%	87.9%
Selling, general, administrative, and other expense ratio(3)	10.8%	10.8%

(1)
Consists of intracompany eliminations.

(2)
Represents the medical and other benefits expense for the insured medical products segment as a percentage of health services revenue for that segment.

(3)
Represents selling, general, administrative, and other expenses for the insured medical products segment as a percentage of health services revenue for that segment.

Comparison of Results of Operations for the three months ended March 31, 2003 with the three months ended March 31, 2002.

        Financial data in this section that relates to specific business segments are gross numbers and, therefore, are not net of intracompany eliminations.

Total Revenues

        Total revenues for the three months ended March 31, 2003 increased 7.2% to $408.6 million compared to $381.0 million for the three months ended March 31, 2002. This increase was primarily due to increased revenues on insured medical products and self-funded products.

  Insured Medical Products

        Insured medical products revenue for the three months ended March 31, 2003 increased 5.9% to $323.1 million from $305.1 million for the three months ended March 31, 2002. The increase in premium revenue is primarily due to a premium rate increase on existing business, partially offset by a decline in membership. The number of insured medical members as of March 31, 2003 decreased to 451,049 from 469,784 as of March 31, 2002.

  Self-Funded Products

        Self-funded administrative fees for the three months ended March 31, 2003 increased 98.6% to $14.3 million from $7.2 million for the three months ended March 31, 2002. Self-funded medical and dental membership increased to 565,681 as of March 31, 2003 from 170,378 as of March 31, 2002. The large increase in membership is attributable to the acquisition of Claim Management Services, Inc. ("CMSI") on December 31, 2002. The increase in administrative fees is also attributable to the acquisition of CMSI, which accounted for $5.8 million of the increase, and increased volume in the BlueCard PPO program. Under the BlueCard PPO program, we do not maintain membership but receive an administrative fee and percentage of discounts for members from other Blue Cross and Blue Shield plans ("Blue Plans") that access medical care in Wisconsin.

  Specialty Managed Care Products and Services

        Specialty managed care products and services revenue for the three months ended March 31, 2003 decreased 2.9% to $44.0 million from $45.3 million for the three months ended March 31, 2002. The decrease in revenue is due to cancellations of life and disability business and lower revenue from the collection business. This decrease was partially offset by an increase in revenues on the workers' compensation business.

  Government Services

        Government services revenue for the three months ended March 31, 2003 decreased 3.5% to $27.8 million from $28.8 million for the three months ended March 31, 2002. The decrease is due to lower Medicare reimbursements of approximately $1.7 million offset by new contract revenues of approximately $0.6 million. Medicare reimbursements declined primarily due to lower spending driven by tighter government fiscal policy and implementation of operational efficiencies while two new contracts, one effective in October of 2002 and the other in January of 2003, provided new revenue sources. The contracts added consist of auditing certain hospitals receiving payments for graduate medical education, and performing audit and rate setting activities for the State of Hawaii Medicaid program.

Investment Income

        Net investment income for the three months ended March 31, 2003 increased 57.1% to $4.4 million from $2.8 million for the three months ended March 31, 2002 due primarily to an increase in invested assets resulting from cash proceeds from the sale of American Medical Security Group, Inc. ("AMSG") shares, the sale of Innovative Resource Group, LLC ("IRG"), and positive operating cash flow. Average invested assets for the three months ended March 31, 2003 increased 90.8% to $441.6 million from $231.5 million for the three months ended March 31, 2002. Average annualized investment yields, excluding net realized investment gains, investment income from affiliates, and other interest income, were 3.9% for the three months ended March 31, 2003 and 4.8% for the three months ended March 31, 2002.

Expense Ratios

  Medical Care Ratio

        The insured medical products care ratio for the three months ended March 31, 2003 was 86.6% compared with 87.9% for the three months ended March 31, 2002. The improvement in the insured medical products care ratio is primarily due to improved underwriting discipline and favorable trends in pharmacy and other costs.

  Selling, General, Administrative, and Other Expense Ratio

        For our insurance subsidiaries, the selling, general, administrative, and other ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments, and claim interest expense. For non-insurance subsidiaries, the SGA expense ratio includes operating expenses only.

        The insured medical products SGA expense ratio for the three months ended March 31, 2003 and for the three months ended March 31, 2002 stayed constant at 10.8%.

        The expense ratio for self-funded products for the three months ended March 31, 2003 improved to 88.4% from 95.2% for the three months ended March 31, 2002. The improved expense ratio results from the acquisition of CMSI, which accounted for 41% of the self-funded revenue in 2003, and an increase in the volume of business serviced under the BlueCard PPO program. Costs associated with servicing the CMSI accounts and the BlueCard PPO program are significantly lower than the costs associated with servicing other self-funded accounts.

        The combined loss and expense ratio for specialty managed care products and services for the three months ended March 31, 2003 improved to 93.1% from 96.7% for the three months ended March 31, 2002. The improvement is primarily due to continued growth in the workers' compensation business, along with favorable claims experience on our dental business.

        The operating expense ratio for government services for the three months ended March 31, 2003 and for the three months ended March 31, 2002 stayed constant at 98.2%.

Income from Investment in Affiliates

        For the three months ended March 31, 2002, income from investment in affiliates, net of tax, of $2.9 million was primarily comprised of our equity in AMSG net income of $2.4 million, combined with a net gain of $0.4 million on the sale of 1.4 million shares of AMSG stock during the first quarter of 2002. Subsequent to the first quarter of 2002, we reclassified our investment in AMSG from an affiliated investment to investments available-for-sale due to our decreased ownership and the fact that we no longer had the ability to exercise significant influence over AMSG.

Income Taxes

        Income tax expense for financial reporting purposes in 2002 was reduced through utilization of certain net operating loss carryforwards that were subject to a valuation allowance that had been established by a charge to income tax expense. The utilization of this benefit resulted in an effective tax rate of 10.2% in the first quarter of 2002. The majority of such net operating loss carryforwards were exhausted for book purposes during the fourth quarter of 2002, and our effective tax rate for financial reporting purposes increased to 38.8% for the three months ended March 31, 2003. For the three months ended March 31, 2003, we recorded current income tax expense of $3.8 million and deferred tax expense of $3.3 million. For the three months ended March 31, 2002, we recorded current tax expense of $0.2 million and deferred tax expense of $1.0 million.

Discontinued Operations

        Discontinued operations for the three months ended March 31, 2002 consisted of the net operating loss of IRG of approximately $0.6 million and an after-tax gain on the sale of IRG on March 29, 2002 in the amount of $9.9 million.

Net Income

        For the three months ended March 31, 2003, net income was $11.1 million compared to $22.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2002, net income included income from discontinued operations of $9.4 million, referred to above, and $2.9 million in income from affiliates, primarily related to our investment in AMSG. For the three months ended March 31, 2002, net income also benefited from a 10.2% effective tax rate as discussed above. Income from continuing operations before income tax expense and income from investment in affiliates increased from $11.6 million for the three months ended March 31, 2002 to $18.2 million for the three months ended March 31, 2003.

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

        Our investment portfolio consists primarily of investment-grade bonds and government securities, and has a limited exposure to equity securities. We do not have any investments in mortgage loans or any significant amounts of non-publicly traded securities. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa3" at March 31, 2003 and lower than investment grade bonds represented 5.7% of our total investment portfolio at that date. The market value of the total investment portfolio was greater than amortized cost by $15.9 million at March 31, 2003 and less than amortized cost by $2.0 million at March 31, 2002.

        Our operating cash flow improved for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Cash provided by continuing operations improved to $33.4 million for the three months ended March 31, 2003 compared to $9.9 million in cash used in continuing operations for the three months ended March 31, 2002. Favorable cash flow for the three months ended March 31, 2003 also reflects increases in advance and unearned premium balances, due to increased premium volume in the health and workers' compensation business and an increase in the medical and other benefits payable balance.

        To meet periodic cash flow requirements, we make borrowings under our bank line-of-credit ("LOC"). The LOC is with a commercial bank and has an interest rate equal to the London Interbank Offered Rate ("LIBOR"), plus 2.0%, adjusted monthly with interest payments due monthly. The LOC permits aggregate borrowings among certain subsidiaries, excluding the corporate holding company, up to $20.0 million. At March 31, 2003, the outstanding balance on this LOC was $0.8 million.

        We also currently have a three-year revolving credit facility ("revolver") from M&I Marshall & Ilsley Bank that originated on August 7, 2002 and provides up to $30.0 million of available credit to us with the availability declining by $5.0 million after one year and an additional $10.0 million after two years. As of March 31, 2003, the interest rate on the revolver was at a rate of LIBOR plus 2.50%. We have pledged the stock of our BCBSUW and CompcareBlue subsidiaries as collateral for the revolver. Our outstanding balance on the revolver was $27.8 million as of March 31, 2003.

        Interest expense on the LOC and revolver discussed above totaled $0.3 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

        The BlueCross BlueShield Association (the "Association") requires BCBSUW and CompcareBlue to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association. BCBSUW and CompcareBlue maintained these required levels as of March 31, 2003.

        We have an outstanding line-of-credit in the amount of $15.0 million available to Health Professionals of Wisconsin, Inc., an affiliate of UHC, which is a key provider for Unity. The balance was $3.0 million as of March 31, 2003. Interest is calculated using the quarterly prime rate and is due and payable annually on November 1.

Statutory Capital

        We are required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners ("NAIC") Risk Based Capital ("RBC") requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon a percentage of underwritten premiums, with the applicable percentage determined by line of business. In addition to statutory capital requirements, we, BCBSUW and CompcareBlue are required to maintain certain capital levels as determined by the Association. As of December 31, 2002, all of our insurance subsidiaries exceeded the minimum capital requirements imposed by the State of Wisconsin and the Association.

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

        A discussion of certain accounting policies and estimates deemed by us to be critical to an understanding of our financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

        A discussion of certain risk factors we deem to be critical is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

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

        We use a sensitivity model to assess the interest rate risk of our fixed income investments. The model includes all fixed income securities and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of Cobalt's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $15.2 million as of March 31, 2003.

ITEM 4.    Controls and Procedures

        The registrant's certifying officers have evaluated the effectiveness of the design and operation of our internal controls and disclosure controls and procedures within 90 days prior to the date of this quarterly report. Based upon that review, the certifying officers have concluded that the internal controls and disclosure controls and procedures are effectively operating to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared. The review of internal controls and disclosure controls and procedures did not reveal any significant deficiencies in their design or operation, which could adversely affect our ability to record, process, summarize and report financial data. We did not discover any material weaknesses in these controls or procedures, nor did we discover any fraud of any kind involving management or other employees who have a significant role in Cobalt's internal controls. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions taken with regard to significant deficiencies or material weaknesses, and there are no corrective actions contemplated as of the date of this report. They did not identify any significant changes that need to be made to ensure the effectiveness of the internal controls or the disclosure controls and procedures. Nor did they identify any other factors that could materially affect the internal controls occurring after the date of our certification.

PART II.    OTHER INFORMATION

COBALT CORPORATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
	(i)	Form 8-K/A filed on January 24, 2003, amending our Form 8-K dated November 8, 2002, relating to the filing of our Registration Statement on Form S-3 (Reg. No. 333-101111).
	(ii)	Form 8-K dated December 31, 2002, relating to the acquisition of Claim Management Services, Inc.
	(iii)	Form 8-K dated January 23, 2003, reaffirming previously issued earnings guidance for 2002 and revising earnings guidance for 2003.
	(iv)	Form 8-K dated February 4, 2003, relating to the execution of an underwriting agreement in connection with an offering of our common stock by Wisconsin United for Health Foundation, Inc.
	(v)	Form 8-K dated February 11, 2003, announcing the release of earnings for the fourth quarter and full year 2002 and increasing previously issued earnings guidance for 2003.
	(vi)	Form 8-K dated April 29, 2003, announcing the release of earnings for the first quarter of 2003 and increasing previously issued earnings guidance for 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2003	COBALT CORPORATION
	By:	/s/ GAIL L. HANSON Gail L. Hanson Senior Vice President, Treasurer and Chief Financial Officer

CERTIFICATIONS

        I, Stephen E. Bablitch, certify that:

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

Date: May 13, 2003

By:	/s/ STEPHEN E. BABLITCH Stephen E. Bablitch Chairman and Chief Executive Officer

CERTIFICATIONS

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

Date: May 13, 2003

By:	/s/ GAIL L. HANSON Gail L. Hanson Senior Vice President, Treasurer & CFO

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements and Supplementary Data
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
CERTIFICATIONS
CERTIFICATIONS