Form 10-Q
period 2003-06-30
COBALT CORP
filed 2003-08-13
CIK 1062780

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Period Ended June 30, 2003

Commission File Number 1-14177

COBALT CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1931212
(State of incorporation)	(I.R.S. Employer Identification No.)
401 West Michigan Street, Milwaukee, Wisconsin	53203-2896
(Address of principal executive offices)	(Zip Code)
(414) 226-6900 (Registrant's telephone number, including area code)

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        42,340,405 shares of common stock were outstanding as of July 31, 2003.

COBALT CORPORATION

INDEX TO
QUARTERLY REPORT ON FORM 10-Q

        For the Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Supplementary Data

Cobalt Corporation
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$56,718	$49,710
Investments—available-for-sale, at fair value	415,238	373,870
Premium receivables	46,401	40,971
Due from clinics and providers	3,667	3,750
Reinsurance recoverables	31,672	30,046
Other receivables	47,982	43,431
Prepaid expenses and other current assets	51,910	35,805

Total current assets	653,588	577,583
Noncurrent assets:
Investments—held-to-maturity, at amortized cost	13,003	12,780
Property and equipment, net	38,822	34,167
Goodwill and intangible assets, net	89,686	102,908
Prepaid pension	67,901	66,142
Deferred income taxes	19,508	33,528
Reinsurance recoverables	25,189	24,177
Other noncurrent assets	24,751	18,614

Total assets	$932,448	$869,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Medical and other benefits payable	$218,789	$198,101
Advance and unearned premiums	102,369	92,277
Payables and accrued expenses	61,933	74,641
Short-term debt	1,894	12,451
Other current liabilities	37,116	35,500

Total current liabilities	422,101	412,970
Noncurrent liabilities:
Medical and other benefits payable	57,091	56,777
Deferred income taxes	35,925	36,142
Postretirement benefits other than pension	18,455	18,042
Long-term debt	25,000	25,000
Other noncurrent liabilities	31,750	18,449

Total liabilities	590,322	567,380
Shareholders' equity:
Preferred stock (no par value, 1,000,000 shares authorized)	—	—
Common stock (Note L)	268,625	261,482
Retained earnings	60,497	33,280
Accumulated other comprehensive income	13,004	7,757

Total shareholders' equity	342,126	302,519

Total liabilities and shareholders' equity	$932,448	$869,899

See notes to interim consolidated financial statements.

Cobalt Corporation
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands, except share data)
Revenues:
Premium	$363,310	$339,129	$720,687	$677,095
Government services	29,893	27,971	57,703	56,780
Other	17,579	12,150	36,338	23,414

Total health services revenue	410,782	379,250	814,728	757,289
Investment income, net	4,724	3,708	9,121	6,535
Net realized investment gains (losses)	1,083	(77)	1,307	27

Total revenues	416,589	382,881	825,156	763,851
Expenses:
Medical and other benefits	296,408	290,808	600,249	583,166
Selling, general, administrative, and other	88,494	80,581	174,412	157,449
Interest	279	71	554	243
Amortization of intangible assets	306	—	631	—

Total expenses	385,487	371,460	775,846	740,858
Income from continuing operations before income tax expense and income from investment in affiliates	31,102	11,421	49,310	22,993
Income tax expense	(15,227)	(1,124)	(22,293)	(2,304)
Income from investment in affiliates, net of tax	200	12,465	200	15,317

Income from continuing operations	16,075	22,762	27,217	36,006
Loss from discontinued operations, net of tax	—	—	—	(550)
Gain (loss) on sale of discontinued operations, net of tax	—	(250)	—	9,659

Net income	$16,075	$22,512	$27,217	$45,115

Weighted average common shares	41,997,147	40,904,010	41,912,688	40,771,339
Diluted weighted average common shares	43,099,339	42,413,553	42,902,864	41,760,291
Earnings (loss) per common share:
Basic EPS from continuing operations	$0.38	$0.56	$0.65	$0.88
Basic EPS from discontinued operations	—	(0.01)	—	0.23

Total basic EPS	$0.38	$0.55	$0.65	$1.11

Diluted EPS from continuing operations	$0.37	$0.54	$0.63	$0.86
Diluted EPS from discontinued operations	—	(0.01)	—	0.22

Total diluted EPS	$0.37	$0.53	$0.63	$1.08

See notes to interim consolidated financial statements.

Cobalt Corporation
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(Unaudited)

	Common Stock
	Common Shares Outstanding	Common Stock	Unearned Compensation Restricted Stock	Retained Earnings (Deficit)	Comprehensive Income	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(In thousands, except share data)
Balance at December 31, 2001	40,593,043	$249,566	$—	$(41,979)		$635	$208,222
Net income	—	—	—	45,115	$45,115	—	45,115
Change in unrealized gains/losses on investments, net of tax	—	—	—	—	21,416	21,416	21,416
Issuance of common stock — options exercised	448,967	3,514	—	—	—	—	3,514
Tax benefit from stock options exercised	—	1,476	—	—	—	—	1,476
Issuance of common stock—401(k)	64,880	450	—	—	—	—	450
Change in ownership affiliates	—	—	—	1,304	—	—	1,304
Stock option amortization	—	89	—	—	—	—	89

Comprehensive income					$66,531

Balance at June 30, 2002	41,106,890	$255,095	$—	$4,440		$22,051	$281,586

Balance at December 31, 2002	41,644,584	$261,482	$—	$33,280		$7,757	$302,519
Net income	—	—	—	27,217	$27,217	—	27,217
Change in unrealized gains/losses on investments, net of tax	—	—	—	—	5,247	5,247	5,247
Issuance of common stock—options exercised	496,795	3,227	—	—	—	—	3,227
Tax benefit from stock options exercised	—	2,661	—	—	—	—	2,661
Issuance of common stock—401(k)	43,180	552	—	—	—	—	552
Issuance of common stock—restricted shares	155,900	2,187	(2,187)	—	—	—	—
Amortization of unearned compensation restricted stock	—	—	271	—	—	—	271
Stock option amortization	—	433	—	—	—	—	433
Repurchase of fractional shares	(54)	(1)	—	—	—	—	(1)

Comprehensive income					$32,464

Balance at June 30, 2003	42,340,405	$270,541	$(1,916)	$60,497		$13,004	$342,126

See notes to interim consolidated financial statements.

Cobalt Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2003	2002
	(In thousands)
Operating activities
Income from continuing operations	$27,217	$36,006
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,595	5,510
Income from investment in affiliates, net of tax	(200)	(15,317)
Realized investment gains, net	(1,307)	(27)
Deferred income tax (benefit) expense	(637)	38
Changes in operating accounts, net of discontinued operations and acquisition/divestiture related activity:
Premium receivables	(5,430)	(503)
Other receivables	1,690	1,225
Due from clinics and providers	83	4,657
Reinsurance recoverables	(2,638)	(3,124)
Medical and other benefits payable	21,002	(22,664)
Advance and unearned premiums	10,092	(2,520)
Taxes payable/receivable	16,863	1,987
Payables and accrued expenses	(15,440)	3,489
Other, net	(1,391)	(7,050)

Net cash provided by continuing operations	57,499	1,707
Investing activities
Acquisition activity	(131)	—
Proceeds from sale of investment in affiliate	2,893	68,436
Proceeds from sale of discontinued operations	—	17,000
Purchases of available-for-sale investments	(116,811)	(96,529)
Purchases of held-to-maturity investments	(1,979)	—
Proceeds from maturity of held-to-maturity investments	1,705	245
Proceeds from sale and maturity of available-for-sale investments	79,914	32,130
Dividend from unconsolidated affiliate	250	552
Additions to property and equipment, net	(9,554)	(5,321)

Net cash (used in) provided by investing activities	(43,713)	16,513
Financing activities
Proceeds from issuance of common stock	3,779	3,963
Net repayments of debt	(10,557)	(6,853)

Net cash used in financing activities	(6,778)	(2,890)
Discontinued Operations
Cash flows from discontinued operations	—	479

Net cash provided by discontinued operations	—	479
Cash and cash equivalents
Increase during the period	7,008	15,809
Balance at beginning of year	49,710	51,669

Balance at end of period	$56,718	$67,478

See notes to interim consolidated financial statements.

Cobalt Corporation
Notes To Interim Consolidated Financial Statements
(Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and footnotes thereto included in the Cobalt Corporation (the "Company," "we," "us," or "Cobalt") Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

        Certain reclassifications have been made to the interim consolidated financial statements for 2002 to conform with the 2003 presentation.

Note B. Merger Agreement

        On June 3, 2003, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WellPoint Health Networks Inc. ("WellPoint") and Crossroads Acquisition Corp., a wholly-owned subsidiary of WellPoint ("Merger Sub"). Under the Merger Agreement, we will merge with Merger Sub, on the terms and subject to the conditions specified in the Merger Agreement (the "Merger").

        The Merger Agreement provides that each share of Cobalt common stock outstanding immediately prior to the effective time of the Merger (other than treasury stock of Cobalt, shares of Cobalt common stock held by Blue Cross & Blue Shield United of Wisconsin ("BCBSUW") and shares of Cobalt common stock owned by WellPoint) shall be converted at the effective time of the merger into the right to receive: (i) $10.25 in cash and (ii) 0.1233 of a share of WellPoint common stock, subject to adjustment as described in the next sentence. If the average closing price of WellPoint common stock on the New York Stock Exchange for the 15 consecutive trading days ending on the trading day immediately after the day on which all of the closing conditions have been satisfied or waived (other than the condition that the price of WellPoint's common stock be at least $62.50 and those conditions that can only be satisfied on the closing date) is less than $70.97, then each share of Cobalt common stock will be converted into the right to receive (i) $10.25 and (ii) a fraction of a share of WellPoint common stock, the numerator of which is equal to $8.75 and the denominator of which is equal to the average closing price of WellPoint common stock over such 15 day period ending on and including the determination date, rounded to the nearest 1/10,000.

        Completion of the Merger is subject to approval of our shareholders, Blue Cross and Blue Shield Association (the "Association") approval, government and regulatory approvals and other customary closing conditions. The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

        Concurrently with the execution of the Merger Agreement, the Wisconsin United for Health Foundation, Inc. (the "Foundation"), which owns approximately 59% of our outstanding shares of common stock, entered into a Voting and Lockup Agreement with WellPoint (the "Lockup Agreement"). Under the Lockup Agreement, the Foundation agreed, among other things, to vote all of its shares of Cobalt stock in favor of the Merger, on the terms and subject to the conditions specified in the Lockup Agreement.

Note C. Acquisition of Claim Management Services, Inc.

        On December 31, 2002, we purchased all of the outstanding stock of Claim Management Services, Inc. ("CMSI"), a third-party administrator of self-funded employee benefit plans. CMSI is headquartered in Green Bay, Wisconsin. For the year ended December 31, 2002, CMSI recorded revenue and pre-tax income of $21,965,000 and $2,316,000, respectively. Our consolidated financial statements include the results of operations for CMSI for periods subsequent to the acquisition date.

Note D. Discontinued Operations

        On March 29, 2002, we sold our behavioral health and medical management subsidiary, Innovative Resource Group, LLC ("IRG"). As a result, IRG is accounted for as a discontinued operation for all periods presented for 2002. The agreement required certain subsidiaries of Cobalt to enter into seven-year service agreements for the provision of services by IRG and also provides for certain bonuses/penalties to be received/paid between IRG and Cobalt based on IRG revenues generated from Cobalt in future years.

Note E. Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, including restricted stock, during the period. The 7,949,904 shares of Cobalt Corporation common stock owned by BCBSUW are not included in the calculation of outstanding shares. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of stock options using the treasury stock method.

        Basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
Numerator:
Income from continuing operations	$16,075	$22,762	$27,217	$36,006
Discontinued operations	—	(250)	—	9,109

Net income	$16,075	$22,512	$27,217	$45,115

Denominator:
Denominator for basic EPS-weighted average shares	41,997,147	40,904,010	41,912,688	40,771,339
Effect of dilutive securities-employee stock options	1,102,192	1,509,543	990,176	988,952

Denominator for diluted EPS	43,099,339	42,413,553	42,902,864	41,760,291

Earnings (loss) per common share:
Basic EPS from continuing operations	$0.38	$0.56	$0.65	$0.88
Basic EPS from discontinued operations	—	(0.01)	—	0.23

Total basic EPS	$0.38	$0.55	$0.65	$1.11

Diluted EPS from continuing operations	$0.37	$0.54	$0.63	$0.86
Diluted EPS from discontinued operations	—	(0.01)	—	0.22

Total diluted EPS	$0.37	$0.53	$0.63	$1.08

Note F. Stock Based Compensation

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

        The following table illustrates the effect on net income and earnings per share as if we had applied the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(In thousands)
Net income as reported	$16,075	$22,512	$27,217	$45,115
Less pro forma stock based compensation expense determined under fair value based method, net of tax	(789)	(490)	(1,541)	(743)

Pro forma net income	$15,286	$22,022	$25,676	$44,372

Basic earnings per share:
Continuing operations, as reported	$0.38	$0.56	$0.65	$0.88
Continuing operations, pro forma	0.36	0.55	0.61	0.86
Discontinued operations, as reported	0.00	(0.01)	0.00	0.23
Discontinued operations, pro forma	0.00	(0.01)	0.00	0.23
Diluted earnings per share:
Continuing operations, as reported	$0.37	$0.54	$0.63	$0.86
Continuing operations, pro forma	0.36	0.53	0.60	0.85
Discontinued operations, as reported	0.00	(0.01)	0.00	0.22
Discontinued operations, proforma	0.00	(0.01)	0.00	0.22

Note G. Stock Option and Restricted Stock Awards

        During the six months ended June 30, 2003, we granted to certain eligible executives, employees and non-employee directors options to purchase a total of 852,800 shares of Cobalt common stock. The exercise price of these options was equal to the fair value of the stock on the grant date. No compensation expense has been recorded related to these grants.

        During the six months ended June 30, 2003, we also granted 155,900 shares of Cobalt common stock as restricted stock awards to certain eligible executives. The aggregate fair market value of the stock at the grant date was $2.2 million. Twenty-five percent of the shares vest annually on the anniversary date of the grant over the next four years. None of the shares of restricted stock may be transferred or encumbered, except as provided for in the award agreements, until the restrictions on such shares lapse or are removed. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a component of shareholders' equity and subsequently amortized to compensation expense over the vesting period.

Note H. Income from Investment in Affiliates

        Income from investment in affiliates, net of tax, for the three and six months ended June 30, 2002 is primarily comprised of gains on the sale of American Medical Security Group, Inc. ("AMSG") common stock and our equity in the income of AMSG. We accounted for our investment in AMSG under the equity method of accounting through May 31, 2002. Because of decreased ownership and the fact that the Company no longer had the ability to exercise significant influence over AMSG, the equity method of accounting was discontinued subsequent to May 31, 2002 and the investment in AMSG was reclassified in our consolidated balance sheets from investment in affiliates to investments available-for-sale. On January 3, 2003, we sold all of our remaining investment in AMSG.

Note I. Medical and Other Benefits Payable

        The components of the change in medical and other benefits payable, net of reinsurance, are as follows:

	Six months ended June 30, 2003	Year ended December 31, 2002
	(In thousands)
Medical and other benefits payable at beginning of year (net of reinsurance)	$219,560	$238,326
Components of medical and other benefits expense:
Estimated costs incurred-current year	624,296	1,189,573
Changes in prior year estimates	(24,047)	(22,902)

Medical and other benefits expense	600,249	1,166,671

Payments related to:
Current year	444,863	1,011,959
Prior years	138,064	173,478

Total paid	582,927	1,185,437

Net medical and other benefits payable at end of period (net of reinsurance)	$236,882	$219,560

        The net medical and other benefits payable above excludes reinsured reserves of $38,998,000 as of June 30, 2003 and $35,318,000 as of December 31, 2002.

Note J. Debt

        During 2002, we entered into a three-year revolving credit arrangement ("revolver") with M&I Marshall & Ilsley Bank. This revolver provides for borrowings up to $30.0 million by Cobalt with the availability declining to $25.0 million on August 7, 2003 and to $15.0 million on August 7, 2004. The revolver is collateralized by the common stock of BCBSUW and Compcare Health Services Insurance Corporation ("CompcareBlue"). The revolver bears interest at a rate of London Interbank Offered Rate ("LIBOR") plus 1.5% to 2.5% depending on the timing and amount of the borrowings. A commitment fee of 3/8% annually is payable quarterly on the unused portion of the revolver. As of June 30, 2003, the outstanding balance on the revolver was $26.8 million with interest at a rate of 3.82%.

        Debt covenants under the revolver include compliance with a minimum tangible net worth, minimum debt-service/liquidity ratio, and risk-based capital ("RBC") requirements on a quarterly basis. As of June 30, 2003, we are in compliance with the covenants contained in the revolver.

        We also have two separate lines-of-credit ("LOC") with a commercial bank. One LOC permits borrowings by certain subsidiaries, excluding the corporate holding company, up to $20.0 million in the aggregate. The other LOC permits aggregate borrowings by United Government Services, LLC ("UGS") and Trust Solutions, LLC ("TS"), up to $2.0 million with company specific maximums. Borrowings under each LOC are subject to an adjustable interest rate of LIBOR plus 2% or, at our discretion, prime rate, with interest payments due monthly. As of June 30, 2003, there were no outstanding borrowings under either LOC.

        In addition, United Wisconsin Insurance Company ("UWIC") has two Irrevocable Standby Letters of Credit from a commercial bank which permit aggregate draws of $16.9 million at an annual commission rate of 1.0%. As of June 30, 2003, there were no outstanding draws on either letter of credit.

Note K. Comprehensive Income

        Comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$16,075	$22,512	$27,217	$45,115
Change in unrealized gains/losses on investments, net of taxes	4,263	24,315	5,247	21,416

Comprehensive income	$20,338	$46,827	$32,464	$66,531

Note L. Common Stock

        The common stock of Cobalt has no par or stated value. The authorized, issued and outstanding shares of common stock are as follows:

	June 30, 2003	December 31, 2002
Number of shares:
Authorized	75,000,000	75,000,000
Issued (includes 7,949,904 subsidiary owned shares)	50,290,309	49,594,488
Outstanding (excludes 7,949,904 subsidiary owned shares)	42,340,405	41,644,584

Note M. Segment Reporting

        We have four reportable business segments: insured medical products, specialty managed care products and services, government services, and self-funded products. Insured medical products include full coverage, copayment, preferred provider organization ("PPO"), Medicare supplement, interim coverage, health maintenance organization ("HMO"), and point-of-service ("POS") products sold primarily in Wisconsin. The specialty managed care products and services segment includes dental, life, disability, and workers' compensation products, along with managed care consulting, electronic claim submission services, subrogation and hospital bill audit services, and receivables management services. The specialty managed care products and services are sold throughout the United States. The self-funded products consist of administrative services and access to our extensive provider networks for uninsured contracts and the BlueCard Program. Government services include Medicare claim processing and other services provided under contracts with the federal government throughout the United States; Medicaid processing, audit and reimbursement services in the states of Wisconsin, West Virginia, and Hawaii; and program integrity, consulting and safeguard services in connection with publicly funded health programs.

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

        Financial data from continuing operations by segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Health services revenue:
Insured medical products	$328,832	$306,145	$651,964	$611,272
Self-funded products	14,495	7,757	28,763	14,990
Specialty managed care products and services	42,985	45,434	87,030	90,762
Government services	29,893	27,971	57,703	56,780
Eliminations	(5,423)	(8,057)	(10,732)	(16,515)

Total	$410,782	$379,250	$814,728	$757,289

Investment income and net realized investment gains:
Insured medical products	$4,171	$3,704	$7,255	$6,892
Self-funded products	7	9	12	13
Specialty managed care products and services	1,562	1,486	2,995	2,893
Government services	73	142	187	266
Corporate holding company and other	—	10	9	(25)
Eliminations	(6)	(1,720)	(30)	(3,477)

Total	$5,807	$3,631	$10,428	$6,562

Medical and other benefits expenses:
Insured medical products	$273,545	$266,976	$553,344	$535,198
Specialty managed care products and services	26,548	27,209	53,805	54,682
Eliminations	(3,685)	(3,377)	(6,900)	(6,714)

Total	$296,408	$290,808	$600,249	$583,166

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Selling, general, administrative, and other expenses:
Insured medical products	$33,981	$33,837	$68,741	$66,897
Self-funded products	13,428	7,088	26,034	13,977
Specialty managed care products and services	12,867	16,956	26,634	33,337
Government services	28,713	27,499	56,023	55,776
Corporate holding company and other	1,238	(124)	809	(2,739)
Eliminations	(1,733)	(4,675)	(3,829)	(9,799)

Total	$88,494	$80,581	$174,412	$157,449

Income from continuing operations before income tax expense and income from investment in affiliates:
Insured medical products	$25,254	$8,728	$36,687	$15,230
Self-funded products	759	652	2,094	1,000
Specialty managed care products and services	5,074	2,600	9,462	5,377
Government services	1,253	614	1,867	1,270
Corporate holding company and other	(1,238)	(1,173)	(800)	116

Total	$31,102	$11,421	$49,310	$22,993

        Eliminations by operating segment presented above are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Health services revenue:
Insured medical products	$(2,943)	$(2,225)	$(5,918)	$(5,419)
Self-funded products	(125)	(55)	(193)	(110)
Specialty managed care products and services	(2,355)	(5,777)	(4,621)	(10,986)

Total	$(5,423)	$(8,057)	$(10,732)	$(16,515)

Investment income and realized investment gains (losses):
Insured medical products	$(5)	$(1,522)	$(24)	$(3,082)
Specialty managed care products and services	—	(196)	—	(391)
Corporate holding company	(1)	(2)	(6)	(4)

Total	$(6)	$(1,720)	$(30)	$(3,477)

Medical and other benefits expenses:
Insured medical products	$(3,164)	$(2,858)	$(5,848)	$(5,635)
Specialty managed care products and services	(521)	(519)	(1,052)	(1,079)

Total	$(3,685)	$(3,377)	$(6,900)	$(6,714)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Selling, general, administrative, and other expenses:
Insured medical products	$(787)	$(1,041)	$(1,975)	$(2,720)
Self-funded products	(5)	—	(9)	—
Specialty managed care products and services	(808)	(3,471)	(1,441)	(6,794)
Government services	(152)	(164)	(413)	(298)
Corporate holding company	19	1	9	13

Total	$(1,733)	$(4,675)	$(3,829)	$(9,799)

        Assets, other than goodwill and intangible assets, and government services assets, have been allocated by segment in the following table based on the percentage of revenues for the six months ended June 30, 2003 and revenues for the year ended December 31, 2002.

	June 30, 2003	December 31, 2002
	(In thousands)
Total assets by segment:
Insured medical products	$742,839	$688,430
Self-funded products	41,860	28,442
Specialty managed care products and services	112,524	120,167
Government services	35,225	32,860

Total	$932,448	$869,899

Note N. Commitments and Contingencies

        In 2001, Cobalt issued 31,313,390 shares of newly issued common stock to the Wisconsin United for Health Foundation, Inc. (the "Foundation"). The Foundation was established for the sole purpose of benefiting public health in Wisconsin from the earnings on its investment in Cobalt. During February of 2003, the Foundation sold approximately 6.3 million shares of Cobalt common stock, realizing proceeds of approximately $71.9 million. We did not sell any shares of common stock in conjunction with this transaction and we received no proceeds from the sale of the Foundation's shares. As of June 30, 2003, the Foundation owned approximately 59% of our outstanding common stock. Under a voting trust and divestiture agreement, the Foundation is required to decrease its percentage ownership of Cobalt to less than 50% by March 23, 2004 and less than 20% by March 23, 2006. We are responsible for all legal and accounting fees, printing, and other out-of-pocket costs (excluding the Foundation's legal fees) associated with the offerings to facilitate these sales. If the merger with WellPoint (Note B) is consummated, all Cobalt common stock owned by the Foundation will be converted into cash and WellPoint common stock.

        We are involved in various legal actions occurring in the normal course of business. In the opinion of management, adequate provision has been made for any losses that may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on our consolidated financial statements.

        In May 2003, a class-action lawsuit entitled Thomas, et. al. v. Blue Cross and Blue Shield Association, et. al. was filed in the U.S. District Court in the Southern District of Florida. The Blue Cross and Blue Shield Association is the national organization of independent Blue Cross and Blue Shield plans. In addition to the Association, all of the independent plans are named as defendants in the lawsuit. On June 30, 2003, BCBSUW, a Cobalt subsidiary, was served with the summons and complaint. The lawsuit alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, also known as RICO, through various misrepresentations to, and inappropriate actions against, health care providers. Management is currently evaluating the lawsuit to determine what, if any, impact it will have on Cobalt.

        We are currently litigating certain matters in the United States Court of Federal Claims with respect to our federal income tax liability for our 1987 tax year. During June 2003, our motion for partial summary judgment on a key issue in the 1987 tax litigation was denied and the government's cross motion was granted. We plan to appeal this decision, and recorded an additional income tax expense in the amount of $1,959,000 during June 2003 to accrue for our estimated exposure in this matter in light of these recent developments.

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes administrative provisions imposing significant requirements relating to maintaining the privacy of medical information ("Privacy"), establishing uniform health care provider and employer identifiers, requiring use of standardized transaction formats ("Transactions"), and seeking protections for confidentiality and security of patient data ("Security"). The Privacy and Transactions provisions require implementation in 2003. Final HIPAA Security rules were published on February 20, 2003, and implementation and compliance are required by April 2005. HIPAA is far-reaching and complex, and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor, and adjust our business practices to comply with HIPAA are ongoing. Compliance with HIPAA could require us to make significant changes to our operations and failure to comply could subject us to civil and criminal penalties. The costs of complying with HIPAA are likely to be substantial.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Cobalt Corporation (the "Company," "we," "us," or "Cobalt") is the leading managed care company in Wisconsin based on the first quarter of 2003 premium statistics published by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI"). We offer a broad portfolio of managed care and insurance products to employers, individuals, and government entities. We have an exclusive license to utilize the Blue Cross and Blue Shield service marks in Wisconsin, giving us a unique position in that market. As of June 30, 2003, we serviced 784,679 insured and self-funded members in our medical operations and 491,370 insured and self-funded members in our dental programs.

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

        We offer a variety of specialty managed care products, including dental, life and disability insurance. We are one of the largest providers of dental HMO and dental indemnity coverage in Wisconsin. We also offer workers' compensation insurance and a variety of specialty managed care services, including cost containment and health care electronic data interchange. These specialty managed care products and services are designed to complement our customers' employee benefit packages. We also process Medicare claims as a Medicare Part A fiscal intermediary and a Regional Home Health intermediary for providers in numerous states and several U.S. territories and as a national intermediary for the Federally Qualified Health Centers in all 50 states.

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

Capitated and Other Service Arrangements

        CompcareBlue, Valley Health Plan, Inc. ("Valley"), and Unity Health Plans Insurance Corporation ("Unity") utilize capitation and risk-sharing programs with certain physician groups, hospitals, and ancillary providers to manage the cost of health care provided to members. BCBSUW has not employed capitation or risk sharing arrangements to any significant extent. Capitation is an arrangement whereby we pay medical providers a set fee per member per month in exchange for providing health care services.

        For the six months ended June 30, 2003, medical and other benefits expense included $55.6 million relating to capitated medical and dental arrangements, representing 9.3% of the total medical and other benefits expense. This compares to $62.2 million relating to capitated medical and dental arrangements, representing 10.7% of the total medical and other benefits expense, for the six months ended June 30, 2002. Medical and other benefits payable at June 30, 2003 included $0.9 million relating to capitated arrangements.

Summary of Membership, Revenue, and Ratios

        The number of "members" is equivalent to the number of persons covered by contracts in force. A covered person may be counted in more than one category. Member equivalents relating to individuals who access medical care under the BlueCard PPO program are not included.

	As of June 30,
	2003	2002
Membership at end of period:
Insured medical products	444,902	457,740
Self-funded medical products	339,777	132,905
Insured dental products	285,261	305,342
Self-funded dental products	206,109	35,416
Other insured products	217,832	252,644
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands, except ratios)
Revenue:
Insured medical products	$328,832	$306,145	$651,964	$611,272
Self-funded products	14,495	7,757	28,763	14,990
Specialty managed care products and services	42,985	45,434	87,030	90,762
Government services	29,893	27,971	57,703	56,780
Eliminations(1)	(5,423)	(8,057)	(10,732)	(16,515)

Total health services revenue	410,782	379,250	814,728	757,289
Investment income, net	4,724	3,708	9,121	6,535
Net realized investment gains (losses)	1,083	(77)	1,307	27

Total	$416,589	$382,881	$825,156	$763,851

Health services revenue (as a percentage of the total):
Insured medical products	80.0%	80.7%	80.0%	80.7%
Self-funded products	3.5	2.0	3.5	2.0
Specialty managed care products and services	10.5	12.0	10.7	12.0
Government services	7.3	7.4	7.1	7.5
Eliminations(1)	(1.3)	(2.1)	(1.3)	(2.2)

Total	100.0%	100.0%	100.0%	100.0%

Insured medical products:
Care ratio(2)	83.2%	87.2%	84.9%	87.6%
Selling, general, administrative, and other expense ratio(3)	10.3%	11.1%	10.5%	10.9%

(1)
Consists of intracompany eliminations.

(2)
Represents the medical and other benefits expense for the insured medical products segment as a percentage of health services revenue for that segment.

(3)
Represents selling, general, administrative, and other expenses for the insured medical products segment as a percentage of health services revenue for that segment.

Comparison of Results of Operations for the three and six months ended June 30, 2003 with the three and six months ended June 30, 2002.

        Financial data in this section that relates to specific business segments are gross numbers and, therefore, are not net of intracompany eliminations.

Total Revenues

        Total revenues for the three months ended June 30, 2003 increased 8.8% to $416.6 million compared to $382.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, total revenues increased 8.0% to $825.2 million, compared to $763.9 million for the six months ended June 30, 2002. These increases were primarily due to increased revenues from insured medical products and self-funded products.

  Insured Medical Products

        Insured medical products revenue for the three months ended June 30, 2003 increased 7.4% to $328.8 million from $306.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, insured medical revenue increased 6.7% to $652.0 million from $611.3 million for the six months ended June 30, 2002. The increase in premium revenue is primarily due to a premium rate increase on existing business, partially offset by a decline in membership. The decline in membership includes employee downsizing among some customers in the large group segment, which reflects national trends, along with our commitment to rational pricing in a competitive market. The number of insured medical members as of June 30, 2003 decreased to 444,902 from 457,740 as of June 30, 2002.

  Self-Funded Products

        Self-funded administrative fees for the three months ended June 30, 2003 increased 85.9% to $14.5 million from $7.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, self-funded administrative fees increased 92.0% to $28.8 million from $15.0 million for the six months ended June 30, 2002. Self-funded medical and dental membership increased to 545,886 as of June 30, 2003 from 168,321 as of June 30, 2002. The large increase in administrative fees and membership is attributable to the acquisition of Claim Management Services, Inc. ("CMSI") on December 31, 2002, partially offset by the transition of self-funded national account members to the more profitable BlueCard program. Under the BlueCard PPO program, we do not maintain membership but receive an administrative fee and percentage of discounts for members from other Blue Cross and Blue Shield plans ("Blue Plans") that access medical care in Wisconsin.

  Specialty Managed Care Products and Services

        Specialty managed care products and services revenue for the three months ended June 30, 2003 decreased 5.3% to $43.0 million from $45.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, specialty managed care products and services revenue decreased 4.2% to $87.0 million from $90.8 million for the six months ended June 30, 2002. The decreases in revenue are due primarily to cancellations of life and disability policies, and the sale of a non-core collection subsidiary, which took place at the end of April 2003. The sale of this non-core collection subsidiary accounted for $0.9 million and $0.8 million of the revenue decreases for the three and six months ended June 30, 2003, respectively. These decreases were partially offset by an increase in revenues on our workers' compensation business.

  Government Services

        Government services revenue for the three months ended June 30, 2003 increased 6.8% to $29.9 million from $28.0 million for the three months ended June 30, 2002. This increase is due to additional Medicare reimbursements of approximately $0.9 million, new contract revenues of approximately $0.8 million, and an increase in Medicaid processing revenues of approximately $0.1 million. Government services revenue for the six months ended June 30, 2003 increased 1.6% to $57.7 million from $56.8 million for the six months ended June 30, 2002. This increase is due to new contract revenues of approximately $1.4 million, an increase in Medicaid processing revenues of approximately $0.3 million, offset by a decrease in Medicare reimbursements of approximately $0.7 million.

Investment Income

        Net investment income for the three months ended June 30, 2003 increased 27.0% to $4.7 million from $3.7 million for the three months ended June 30, 2002. Net investment income for the six months ended June 30, 2003 increased 40.0% to $9.1 million from $6.5 million for the six months ended June 30, 2002. The increases are primarily due to increases in invested assets resulting from cash proceeds from the sale of American Medical Security Group, Inc. ("AMSG") shares, the sale of Innovative Resource Group, LLC ("IRG"), and positive operating cash flow. Average invested assets for the three months ended June 30, 2003 increased 57.4% to $465.8 million from $296.0 million for the three months ended June 30, 2002. Average invested assets for the six months ended June 30, 2003 increased 68.9% to $452.1 million from $267.7 million for the six months ended June 30, 2002. Average annual investment yields, excluding net realized gains, investment income from affiliates and other interest income, were 4.0% for both the three and six month periods ended June 30, 2003, and 4.9% and 4.8% for the three and six months ended June 30, 2002, respectively.

Expense Ratios

  Medical Care Ratio

        The insured medical care ratio for the three months ended June 30, 2003 was 83.2% compared with 87.2% for the three months ended June 30, 2002. For the six months ended June 30, 2003, the insured medical care ratio was 84.9% compared with 87.6% for the six months ended June 30, 2002. The improvement in the insured medical care ratio reflects favorable medical cost trends, as well as the impact of a $6.8 million release of reserves during the second quarter of 2003 from more favorable than anticipated run-out on prior period reserve estimates, as described in the following paragraph.

        Included in Note I to the accompanying interim consolidated financial statements is a reserve development table for the six months ended June 30, 2003. Our estimate of medical and other benefits payable is intended to provide for future payment of claims incurred, but not yet paid, under moderately adverse conditions. These estimates are adjusted each quarter as additional information is obtained and claims are reported and paid. When we experience no change or deviation in trends, claim patterns or membership demographics, the favorable run-out of reserves resulting from our moderately adverse condition assumption is offset by a current period provision on the same basis. The medical and other benefits payable or claim reserve at December 31, 2002, was $219.6 million. Based upon claim payments made during the first half of 2003, this estimate resulted in favorable development of $24.0 million. While most of this favorable development was re-established as part of our current claim reserve, $6.8 million was released into pre-tax income during the second quarter of 2003. The $6.8 million reserve release was due primarily to two factors. First, fourth quarter 2002 claim expenses were better than expected, as cost containment controls implemented during 2002 took hold more quickly than anticipated. Second, the consolidation of our regional processing centers, which we announced in November 2002, had less of an impact on the timeliness of claim payments than was anticipated when year-end reserve levels were established.

  Selling, General, Administrative, and Other Expense Ratio

        For our insurance subsidiaries, the selling, general, administrative, and other ("SGA") expense ratio includes commissions, administrative expenses, premium taxes and other assessments, and claim interest expense. For non-insurance subsidiaries, the SGA expense ratio includes operating expenses only.

        The insured medical products SGA expense ratio for the three months ended June 30, 2003 improved to 10.3% from 11.1% for the three months ended June 30, 2002. The insured medical products SGA expense ratio for the six months ended June 30, 2003 was 10.5% compared with 10.9% for the six months ended June 30, 2002. The improvements were driven by disciplined containment of operating costs, including the consolidation of certain operating centers in 2003.

        The expense ratio for self-funded products for the three months ended June 30, 2003 was 92.6% compared to 91.4% for the three months ended June 30, 2002. The expense ratio for self-funded products for the six months ended June 30, 2003 improved to 90.5% from 93.2% for the six months ended June 30, 2002. The improved expense ratio, on a year-to-date basis, resulted from the acquisition of CMSI, which accounted for 40% of the self-funded revenue for the six months ended June 30, 2003, as well as an increase in the volume of business serviced under the BlueCard PPO program. Costs associated with servicing the CMSI accounts and the BlueCard PPO program are significantly lower than the costs associated with servicing other self-funded accounts. The slight increase in the expense ratio for the three months ended June 30, 2003 is primarily due to expenses recorded for a prior period claim payment issue.

        The combined loss and expense ratio for specialty managed care products and services for the three months ended June 30, 2003 improved to 91.7% from 97.2% for the three months ended June 30, 2002. The combined loss and expense ratio for specialty managed care products and services for the six months ended June 30, 2003 improved to 92.4% from 97.0% for the six months ended June 30, 2002. These improvements were primarily due to continued growth in the workers' compensation business, along with favorable claims experience on our dental business.

        The operating expense ratio for government services for the three months ended June 30, 2003 improved to 96.1% compared to 98.3% for the three months ended June 30, 2002. The operating expense ratio for government services for the six months ended June 30, 2003 improved to 97.1% from 98.2% for the six months ended June 30, 2002. These improvements were due primarily to new contracts with greater margins.

Income from Investment in Affiliates

        For the three and six months ended June 30, 2003, income from investment in affiliates, net of tax, was $0.2 million. For the three and six months ended June 30, 2002, income from investment in affiliates, net of tax, was $12.5 million and $15.3 million, respectively. The results for the three months ended June 30, 2002 are primarily comprised of our equity in AMSG net income of $1.4 million combined with a gain of $9.4 million on the sale of 3.0 million shares of AMSG stock during the second quarter of 2002. In addition, in the second quarter of 2002 we recognized income of $1.6 million, which relates primarily to our proportionate share of a tax benefit recorded by Family Health Systems, Inc. ("FHS"), a 50% owned affiliate, due to a change in tax laws regarding the carry-back of net operating losses. During the second quarter of 2002, we reclassified our investment in AMSG from an affiliated investment to investments available-for-sale due to our decreased ownership and the fact that we no longer had the ability to exercise significant influence over AMSG.

Income Taxes

        Income tax expense for financial reporting purposes in 2002 was reduced through utilization of certain net operating loss carryforwards that were subject to a valuation allowance that had been established by a charge to income tax expense. The utilization of these benefits resulted in an effective tax rate of 10.0% for the three and six months ended June 30, 2002. The majority of such net operating loss carryforwards were exhausted for book purposes during the fourth quarter of 2002, and our effective tax rate for financial reporting purposes increased significantly in 2003. For the three months ended June 30, 2003, we recorded current income tax expense of $19.2 million and a deferred tax benefit of approximately $3.9 million. This compares to current income tax expense of $2.1 million and a deferred tax benefit of approximately $1.0 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded current tax expense of $22.9 million and a deferred tax benefit of $0.6 million. This compares to current income tax expense of $2.3 million along with an insignificant deferred tax expense for the six months ended June 30, 2002. Included in the three and six months ended June 30, 2003 is an additional income tax expense in the amount of $2.0 million relating to an unfavorable court decision on disputed income tax matters dating back to 1987. Our effective tax rate for the three and six months ended June 30, 2003 was 49.0% and 45.2%, respectively. These effective tax rates were greater than our statutory income tax rate due primarily to the unfavorable court decision referred to above and $2.2 million in non-deductible merger related expenses recorded in the second quarter of 2003.

Discontinued Operations

        Discontinued operations for the six months ended June 30, 2002 includes the first quarter net operating loss of IRG of approximately $0.6 million offset by an after-tax gain on the sale of IRG in the amount of $9.7 million. The $0.3 million loss from discontinued operations for the three months ended June 30, 2002 reflects an adjustment to record additional expenses related to the sale.

Net Income

        For the three months ended June 30, 2003, net income was $16.1 million compared to $22.5 million for the three months ended June 30, 2002. Impacting the three months ended June 30, 2003, was $2.2 million in merger related expenses, which were recorded at the Cobalt holding company. For the three months ended June 30, 2002, net income included $12.5 million in income from affiliates, which primarily related to the gain recognized on the sale of our investment in AMSG. For the three months ended June 30, 2002, net income also benefited from a significantly lower effective tax rate, as discussed above. Income from continuing operations before income tax expense and income from investment in affiliates increased from $11.4 million for the three months ended June 30, 2002 to $31.1 million for the three months ended June 30, 2003.

        For the six months ended June 30, 2003, net income was $27.2 million compared to $45.1 million for the six months ended June 30, 2002. Net income for the six months ended June 30, 2002 included income of $9.1 million from discontinued operations, and $15.3 million in income from affiliates, which primarily related to the gain recognized on the sale of our investment in AMSG. This compares to no income from discontinued operations and $0.2 million in income from affiliates for the six months ended June 30, 2003. For the six months ended June 30, 2002, net income also benefited from a 10.0% effective tax rate, as discussed above. Income from continuing operations before income tax expense and income from investment in affiliates increased from $23.0 million for the six months ended June 30, 2002 to $49.3 million for the six months ended June 30, 2003.

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

        Our investment portfolio consists primarily of investment-grade bonds and government securities, and has a limited exposure to equity securities. We do not have any investments in mortgage loans or any significant amounts of non-publicly traded securities. The bond portfolio had an average quality rating by Moody's Investor Service of "Aa3" at June 30, 2003 and lower than investment grade bonds represented 6.1% of our total investment portfolio at that date. The market value of the total investment portfolio was greater than amortized cost by $23.2 million and $23.4 million at June 30, 2003 and 2002, respectively.

        Our operating cash flow improved for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Cash provided by continuing operations improved to $57.5 million for the six months ended June 30, 2003 compared to $1.7 million for the six months ended June 30, 2002. Favorable cash flow for the six months ended June 30, 2003 also reflects increases in advance and unearned premium balances, due to increased premium volume in the health and workers' compensation business and an increase in the medical and other benefits payable balance.

        To meet periodic cash flow requirements, we make borrowings under two separate bank lines-of-credit ("LOC") with a commercial bank. One LOC permits borrowings by certain subsidiaries, excluding the corporate holding company, up to $20.0 million in the aggregate. The other LOC permits aggregate borrowings by United Government Services, LLC ("UGS") and Trust Solutions, LLC ("TS") of up to $2.0 million with company specific maximums. Both of the LOCs are subject to an adjustable interest rate of LIBOR plus 2% or, at our discretion, prime rate, with interest payments due monthly. As of June 30, 2003, there were no outstanding borrowings under either LOC.

        We also currently have a three-year revolving credit facility ("revolver") from M&I Marshall & Ilsley Bank that originated on August 7, 2002 and provides up to $30.0 million of available credit to us with the availability declining to $25.0 million on August 7, 2003 and to $15.0 million on August 7, 2004. As of June 30, 2003, the interest rate on the revolver was at a rate of LIBOR plus 2.50%. We have pledged the stock of our BCBSUW and CompcareBlue subsidiaries as collateral for the revolver. Our outstanding balance on the revolver was $26.8 million as of June 30, 2003.

        Interest expense on the LOC and revolver discussed above totaled $0.3 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense on the LOC and revolver discussed above totaled $0.6 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.

        In addition, United Wisconsin Insurance Company ("UWIC") has two Irrevocable Standby Letters of Credit from a commercial bank, which permit aggregate draws of $16.9 million at an annual commission rate of 1.0%. As of June 30, 2003, there were no outstanding draws on either letter of credit.

        The Blue Cross and Blue Shield Association (the "Association") requires BCBSUW and CompcareBlue to maintain a prescribed liquidity ratio of certain liquid assets to average monthly expenses, as defined, in accordance with licensure requirements of the Association. BCBSUW and CompcareBlue maintained these required levels as of June 30, 2003.

        BCBSUW has an outstanding line-of-credit in the amount of $15.0 million available to Health Professionals of Wisconsin, Inc., an affiliate of UHC, which is a key provider for Unity. The balance was $3.0 million as of June 30, 2003. Interest is calculated using the quarterly prime rate and is due and payable annually on November 1.

Statutory Capital

        We are required to maintain certain levels of statutory capital and surplus under the National Association of Insurance Commissioners ("NAIC") Risk Based Capital ("RBC") requirements. Wisconsin insurers are also subject to compulsory and security surplus requirements based upon a percentage of underwritten premiums, with the applicable percentage determined by line of business. In addition to statutory capital requirements, we, BCBSUW, and CompcareBlue are required to maintain certain capital levels as determined by the Association. As of December 31, 2002, all of our insurance subsidiaries exceeded the minimum capital requirements imposed by the State of Wisconsin and the Association.

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

        A discussion of certain accounting policies and estimates deemed by us to be critical to an understanding of our financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

        A discussion of certain risk factors we deem to be critical is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

        We use a sensitivity model to assess the interest rate risk of our fixed income investments. The model includes all fixed income securities and incorporates assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds and mortgage-backed securities. The reduction in the fair value of Cobalt's modeled financial assets resulting from a hypothetical instantaneous 100 basis point increase in the U.S. Treasury yield curve is estimated at $16.7 million as of June 30, 2003.

ITEM 4.    Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the second quarter of 2003, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Senior Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our Chairman and Chief Executive Officer and our Senior Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

        There was no change in our internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cobalt Corporation

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  The Company's Annual Meeting of Shareholders was held on June 4, 2003.

  (b)
  At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2006 by the votes indicated:

	Shares Voted in Favor of	Shares Withholding Authority
Richard Abdoo	40,358,347	961,723
Barry K. Allen	39,406,784	1,913,286
Michael S. Joyce	39,620,758	1,699,312

    The term of office of the following other Directors continued after the meeting: James L. Forbes, Stephen E. Bablitch, Dr. D. Keith Ness, Dr. William C. Rupp, Janet D. Steiger, Dr. Kenneth M. Viste, Jr.

  (c)
  The following matter brought for vote at the Company's Annual Meeting of Shareholders passed by the vote indicated:

		Shares Voted
				Broker Non- vote
	For	Against	Withheld
Approval of the 2003 Incentive Plan	32,000,267	7,794,475	4,446	1,520,882

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32
    Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

  (i)
  Form 8-K dated April 29, 2003, announcing the release of earnings for the first quarter of 2003 and increasing previously issued earnings guidance for 2003.

  (ii)
  Form 8-K dated June 3, 2003, announcing that Cobalt Corporation entered into an Agreement and Plan of Merger with WellPoint Health Networks Inc. ("WellPoint") and Crossroads Acquisition Corp., a wholly-owned subsidiary of WellPoint.

  (iii)
  Form 8-K dated July 22, 2003, announcing the release of earnings for the second quarter of 2003 and increasing previously issued earnings guidance for 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003	COBALT CORPORATION
	By:	/s/ GAIL L. HANSON Gail L. Hanson Senior Vice President, Treasurer and Chief Financial Officer

COBALT CORPORATION

INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q

        For the Period Ended June 30, 2003

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements and Supplementary Data
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS QUARTERLY REPORT ON FORM 10-Q